Form 10KSB40
period 1995-12-31
G & W FINANCIAL CORP
filed 1996-10-28
CIK 893810

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1995   Commission File Number: 33-53656-A

                          G & W FINANCIAL CORPORATION
-------------------------------------------------------------------------------
          (Name of Small Business Issuer as specified in its charter)

          GEORGIA                                                       58-2015438
---------------------------------------                      ------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer Identification No.)
 incorporation or organization)


1800 LAKE PARK DRIVE, SUITE 100
ATLANTA, GEORGIA                                                              30080
---------------------------------------                       -----------------------------------
(Address of principal executive offices)                                    (Zip Code)

                                (770) 432-2284
            -------------------------------------------------------
                 Issuer's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes     X      No
                    ------       ------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [ X ]

State issuer's revenues for its most recent fiscal year.  $1,782,894

At December 31, 1995, there were outstanding 10,000 shares of registrant's common stock, no par value. None of issuer's common stock is held by non-affiliates.

Documents incorporated by reference: Certain of the exhibits included in Part III, Item 13 are incorporated by reference from the registrant's Annual Report Form 10-KSB for the year ended December 31, 1994 and Reports on Form 10-QSB for the quarters ended December 31, 1993 and September 30, 1994.

                          G & W FINANCIAL CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                      FISCAL YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         ITEM 1.    BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
         ITEM 2.    PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
         ITEM 3.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . .   6

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
         ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . .   6
         ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . . .   7
         ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . .  10

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE
                    EXCHANGE ACT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         ITEM 10.   EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT . . . . . . . . . . . . . . . . . .  13
         ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . . . . .  15
         ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1


                                     PART I

   ITEM 1.    BUSINESS

   G&W Financial Corporation (the "Company"), a Georgia corporation, was formed on September 14, 1992.

   The Company was established for the purpose of providing revolving credit facilities (the "Loans") to premium finance companies (the "Obligors") licensed in various states, including licensed premium finance companies which may be Affiliates of the Company. These licensed premium finance companies provide financing to companies and individuals who wish to finance the cost of their insurance needs. The Loans are secured by a security interest in all accounts, contract rights and general intangibles of the Obligors. Each Obligor assigns to the Company the premium finance contracts which the Obligor finances with the Company's credit facility. The Company will generally not advance more than 85% of the face value of premium finance contracts which secure a Loan.

   The Company began operations on June 2, 1993 when it received $500,000 in proceeds from the sale of long term promissory notes (the "Notes") which mature on December 31, 1998, earning interest at an annual rate, adjusted semi-annually, at three percent (3%) above the annual rate of interest paid on 5-year U.S. Treasury Notes. The Notes are issued pursuant to an Indenture with Texas Commerce Trust Company (formerly known as Ameritrust Texas, N.A.) (the "Trustee") dated March 5, 1993 (the "Indenture"). Certain capitalized terms set forth herein are defined in the Indenture. As of December 31, 1995, the annual rate of interest was 9%. As of December 31, 1995, the Company had outstanding Loans with eight Obligors, committed to advance a maximum aggregate of $14.0 million pursuant to the terms of revolving credit facilities and had advanced $13,066,498, including $6,216,703 to two affiliates, Express Premium Finance Company ("Express") and Agency Premium Funding, Inc. ("Agency"), respectively. During the year ended December 31, 1995, the Company earned interest and servicing fees of $1,782,894 and incurred interest to the Noteholders of $1,448,027. Operating expenses exclusive of interest payable to Noteholders was $3,628,661, resulting in a net loss for the year ended December 31, 1995 of $3,293,794.

   The funds necessary to fund the Loans are initially provided from the sale of the Notes. Subject to the prior payment of interest due on the Notes and certain expenses allowed pursuant to the Indenture governing the Notes, the collection proceeds from the Loans will be used to originate additional Loans and service the Loans until the Sinking Fund Trigger Date pursuant to the Indenture as long as no Event of Default under the Indenture exists. Upon the payment in full of all principal and interest on the Notes, the Loans will be released by the Trustee to the Company and the Indenture will terminate. While the Notes remain outstanding, the Company will be prohibited from engaging in any business other than the origination, collection and servicing of the Loans (including taking any action necessary to collect the proceeds of the Loans) and from incurring any additional indebtedness other than Allowed Expenses (as defined in the Indenture) and any other amounts incurred in the ordinary course of its business.

   The Company is not itself a licensed premium finance company within the State of Georgia or any other state.

PREMIUM FINANCE LOAN TRANSACTIONS.

   In a typical premium finance loan transaction, the insured (an individual or company) executes a premium finance contract which contains a promise to pay (a promissory note) in favor of the premium finance company and a power of attorney designating the premium finance company as beneficiary of any unearned premiums held by the insurer. The finance charges set forth in the premium finance contract are determined in accordance with the Rule of 78 (which is the method of computing refunds of unearned finance charges on early payment of a loan so that the refund is proportional to the monthly unpaid balance) and disclosed to the insured as required by federal Truth-in-Lending regulations. The premium finance contract represents the promise of the insured to repay the full amount loaned, in accordance with the terms and conditions thereof. The premium finance company receives an origination fee and, in addition to the collection of interest at the statutorily approved rate, is entitled to the receipt of late charges for late payment of installments and a cancellation fee if the insured is in default under the premium finance contract after the statutorily approved default period and notification to the insured of intent to cancel. When the insured has been in default under the premium finance contract for more than the statutorily approved default period, the premium finance company has the right to exercise the power of attorney which it holds from the insured to cancel the insurance and receive from the insurance company the entire unearned premium due. In most instances, the unearned premium is equal to or greater than the remaining amount due on the premium finance contract, because the initial payment made by the insured on the insurance policy (usually 25% to 30% of the total premium due) provides that safety margin which assures the premium finance company that the amount outstanding on the premium finance contract is at all times less than the unearned premium. Upon receipt of the unearned premium from the insurance company, the premium finance company deducts the amount due it under the premium finance contract including late fees and/or cancellation charges and remits the remainder to the insured.

THE PREMIUM FINANCE INDUSTRY.

   Premium finance companies are licensed and authorized by state statutory law to finance insurance premium requirements for insured companies or individuals that are unable or do not wish to pay an entire insurance premium in one lump sum. These companies are regulated by the statutorily appointed regulatory agency in each state, usually the Commissioner of Insurance or other state regulatory body having jurisdiction over the insurance industry. Some of the premium finance companies are affiliated with insurance companies or with insurance agencies. However, many are independent of either insurance companies or insurance agencies. Customarily, insurance agents utilize premium finance companies as an additional financing tool, and upon the execution of a premium finance contract with the insured, the agents forward the completed documents to premium finance companies. The agents forward the down payment less their commission, as well as the policy application, to the insurance company. The premium finance company then pays the amount financed (usually 50% to 75% of the entire premium) to the insurance company. The premium finance company collects interest and principal from the insured (the "Borrower"). In the event the Borrower defaults, the insurance company is required by state statute to refund the unearned premium to the premium finance company.

   A substantial portion of the premium financing done by the premium finance companies with which the Company has originated Loans finances automobile insurance premiums. Premium finance companies have become an integral part of the automobile insurance industry. The need for premium finance companies has developed as state legislatures have required all automobile drivers to carry insurance. As a result of the ever increasing premium costs, the need to finance such costs for a substantial part of the population became evident. As a result of this need, the states have individually legislated the charges, procedures and licensing requirements for premium finance companies. Most "non-rated" insurance carriers (those writing non-preferred or non-standard business) usually require payment in full on any policies written (annual or semi-annual) and may in some instances allow payment to be made in two installments. However, many Americans wish to finance this cost for cash flow purposes and as a result, premium finance companies were organized to fill this need. Though many insurance carriers have their own premium finance companies, agents who sell policies to consumers may choose outside premium finance companies to finance their business. Since the rates and fee structures are regulated statewide and permit no deviation, a premium finance company's success or failure is dependent upon its ability to market the service to the agents. The minimum capital requirements to acquire a license to conduct business as a premium finance company are not very significant. Florida has a minimum net worth requirement of $35,000. Georgia, on the other hand, requires only a minimum capital of $5,000. Therefore, many of the general insurance agencies establish their own premium finance companies to service the business which their offices generate. Many Loans will be made to premium finance companies owned by insurance agencies.

REGULATORY REGIME FOR PREMIUM FINANCE COMPANIES.

   To date, the Company has made Loans in the States of New Jersey, Tennessee, Maryland, Florida, Louisiana, Georgia and Texas. The Company may originate Loans in the future in other states which have regulatory regimes for premium finance companies similar to that found in the aforementioned states. These states have licensing requirements to transact the business of financing insurance premiums and regulatory regimes which are all similar with some variation in regulation. All of the seven states listed above require licensing or registration with the applicable regulatory officer in the respective states. Each of the above-listed states also require annual registration or reporting of operations and require some regulatory review conducted by the state regulators. However, because the Company itself is not making loans to consumers, it will not be required and it has no intention of becoming licensed in these states. The Company may expand its operations into other states which have a similar regulatory structure to the seven listed states.

COMPETITION.

   The premium finance industry is intensely competitive. The Company has numerous competitors engaged in the business of financing premium finance companies. Such competitors include financial institutions, institutional pension funds, insurance companies and other financial entities. However, the Company has few competitors who finance the smaller premium finance companies which have gross annual dollar volume in premium finance contracts of under $5,000,000. It is these smaller companies which, to date, make up the majority of the borrowers under loans originated by the Company's affiliates and all of the Obligors under Loans originated by the Company. Many of the Company's competitors have substantially greater resources than the Company as well as more established reputations and working relationships in the industry that may afford them a competitive advantage in the market place. These competitive factors could have a material adverse effect upon the operations of the Company in its ability to attract Obligors who satisfy the lending criteria of the Company.

EMPLOYEES.

   The Company's only employees are its President and Vice-President who only devote so much of their time to the business of the Company as is necessary and who are also employees and officers of G&W Asset Management, Inc. and its Affiliates. The Company may in the future have such employees as may be required.

   ITEM 2.    PROPERTIES

   The Company does not own any real estate. The administrative offices of the Company are located at 1800 Lake Park Drive, Suite 100, Atlanta, Georgia 30080 and consist of approximately 7,200 square feet of office space. The Company shares this space with its affiliates including G&W Asset Management, Inc. which services all of the Loans of the Company and owns 100% of the outstanding stock. GN&W Capital Corporation, also an affiliate of the Company, leases the administrative offices at a current rate of $2,000 per month for a term ending on May 31, 2000. All computer hardware and software necessary for the servicing of the Loans is owned and will be operated by G&W Asset Management, Inc. Therefore, the Company does not anticipate owning any equipment or furnishings whatsoever.

   ITEM 3.    LEGAL PROCEEDINGS

   The following is a discussion of the legal proceedings in which the Company is presently involved:

   1. South General Premium Finance, Inc. v. G & W Financial Corporation, State Court of Fulton County, Civil Action File No. 94VS91368H.

   On September 29, 1994, the Company was served with a Complaint by South General Premium Finance, Inc. ("South General") in which it was alleged that the Company breached its contract with South General by delaying and failing to honor loan requests by South General and further terminating and liquidating South General's line of credit with the Company. The Complaint alleges that the Company's conduct, which was authorized under the two promissory notes and related documentation executed by South General, destroyed South General's business and its reputation. In its Complaint, South General has sought damages for breach of contract in excess of $500,000. Further, South General seeks to recover reasonable attorney's fees and expenses it incurs in pursuing this amount as a result of the alleged bad faith on the part of the Company.

   The Company filed an Answer and Counterclaim on November 14, 1994 in which it asserted various affirmative defenses and denied any liability to South General. Further, in its Counterclaim the Company alleged that, pursuant to the promissory notes, South General is indebted to the Company in an amount in excess of $900,000. The Counterclaim further alleged that South General was indebted to the Company for any attorney's fees and expenses it incurs in attempting to collect this debt by virtue of the terms of the promissory notes. The Company further requested an accounting of the funds it has provided to South General to date. Finally, the Counterclaim contained a count against South General for breach of contract in which the Company alleged that South General failed to perform various contractual obligations to the Company arising under the promissory notes and related documentation.

   The Company intends to aggressively defend this action and pursue all remedies against South General as the Company has asserted that all actions it has taken with regard to South General were authorized under the contract. The parties have initiated discovery but have not actively pursued it at the present time as they are actively engaged in settlement discussions currently. In addition, the parties have engaged in settlement negotiations which, if completed, would result in South General paying a substantial portion on the principal amount due. The Company has already obtained assets from South General valued in excess of $300,000 in connection with the debt. If this matter does not settle, the Company will be in a better position to assess the merits of each parties position. It is not possible to predict at this time a probable outcome in this matter for the foregoing reasons.

   2. G & W Financial Corporation v. Miguel Benitez, Superior Court of Cobb County, State of Georgia, Civil Action No. 9419168-24.

   In response to the Complaint filed by South General described in Paragraph 1, the Company brought an action against Miguel Benitez, who is the President of South General and the individual who personally guaranteed the two promissory notes executed by South General. Mr. Benitez is a resident of Florida but, by virtue of the terms of the guaranty he executed, he expressly waived objections and consented to jurisdiction and venue in the Superior Court of Cobb County, Georgia. This Complaint is an action on a guaranty and a request for attorney's fees and expenses incurred in bringing the action, as provided for in the guaranty. Mr. Benitez filed an answer denying liability. While it is possible the matter will be settled by mutual agreement, the Company intends to pursue the matter vigorously if it is not settled.

   3. G&W Asset Management, Inc. v. Gerard F. Vinett, Jr. and American Premium Plan Service Corporation, in the Superior Court of Cobb Country, Georgia, Civil Action File No. 95-10345933.

   On or about May 4, 1995, G&W Asset Management, Inc. filed, on behalf of G&W Financial Corporation, an action against American Premium Plan Service Corporation ("APPSC") for its default on a loan originally from G&W Asset Management, Inc. (subsequently transferred to G&W Financial Corporation), and against Gerard F. Vinett, Jr., in connection with his obligation as guarantor for the debts of APPSC. The Defendants answered and counterclaimed on September 15, 1995 for breach of contract and negligence. The Defendants did not state the amount of their alleged damages, however, they requested an award of punitive damages and attorney's fees. Defendant APPSC claims that errors in the Company's computer system and the Company's failure to follow the terms of the loan put APPSC out of business and cost APPSC anticipated profits.

   The Defendants' allegations are fact sensitive, and the parties have not yet conducted extensive discovery in the case in an effort to determine whether settlement and an agreement on the amounts due the Company is possible. Given these factors, we cannot opine as to the outcome of the litigation or the prospects of settlement. However, management of the Company has indicated that it wishes to pursue vigorously the action while maintaining a settlement dialogue with the Defendants.

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security-holders during the fourth quarter of the Company's fiscal year.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

   There is no market for the Company's common stock. At December 31, 1995, all of the Company's common stock is owned by G&W Asset Management, Inc. The Company does not have a history of paying cash dividends. Pursuant to the terms of the Indenture, any earnings which the Company may realize after the payment of all taxes and other Allowed Expenses under the terms of the Indenture must accumulate and may only be paid out to holders of common stock after full redemption of the Notes.

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL. The following discussion should be read in conjunction with the Company's financial statements and notes attached hereto. Such financial statements and information reflect historical operations of the Company prior to January 1, 1996. As of December 31, 1995, the Company held eight revolving credit facilities to premium finance companies. The Company's only source of revenue will be the interest, payments and service charges derived from the eight loans and other loans which it may originate (the "Loans"). The expenses of the Company will consist of the Allowed Expenses as that term is defined under the terms of the Indenture, which include (i) fees and expenses to the Trustee, (ii) up to $30,000 per calendar quarter in administrative and operating expenses, (iii) servicing fees, (iv) any federal, state and local taxes and assessments, (v) bank service charges and account fees relating to the Accounts set up under the Servicing Agreement among the Company, the Trustee and G&W Asset Management, Inc. ("GWAM"), the Servicer or pursuant to the Indenture, (vi) any legal and accounting fees for service with regard to Loan origination, and (vii) the cost of reports, certificates and opinions of attorneys and independent accountants required under the Indenture. The Servicing Agreement provides for GWAM to provide all services required to administer the Loans for which GWAM receives a monthly fee of .25% of the aggregate outstanding loan balances per month for the first $5,000,000 in aggregate loans and .33% per month on the aggregate loan balance over $5,000,000. For the years ended December 31, 1995 and 1994, the Company expensed a total of $279,305 and $165,760, respectively, in fees to GWAM pursuant to the terms of the Servicing Agreement.

RESULTS OF OPERATIONS. During 1995, the Company incurred a net loss of $3,293,794 on total revenues of $1,782,894 as compared to the 1994 net loss of $282,382 on total revenues of $984,817. The increase in the 1995 net loss is primarily attributable to a $2,715,838 increase in the provision for possible loan losses. During 1995, the Company recorded an allowance for possible loans of approximately $800,000 to provide for potential losses on three outstanding loans currently in default with an aggregate balance outstanding of approximately $1,600,000. The Company is aggressively pursuing its legal remedies with respect to collection of these balances. The Company's operating activities include providing lines of credit to two affiliated licensed premium finance companies. During 1995, these two affiliated premium finance companies incurred significant operating losses in connection with providing financing on certain insurance premiums. Accordingly, the Company has recorded an allowance for possible loan losses against its receivables from these two affiliates in the amount of $2,000,000 in order to adjust the carrying value of such receivables to the book value of the net assets available to the affiliates to pay down the receivables.

   The Company generated revenues of $1,782,894 in 1995 compared to $984,817 in 1994. The increase of $798,077 or 81%, reflects the increase in the weighted average notes receivable balance outstanding during 1995, which was funded principally from the proceeds during 1995 and 1994 of long term debt issuances.

   Interest expense increased to $1,448,027 in 1995 compared to $637,278 in 1994. The increase of $810,749, or 127%, is primarily due to an increase in average borrowings outstanding of approximately $12,600,000 in 1995 compared to $7,300,000 in 1994, and, to a lesser extent, an increase in the weighted average borrowing rate of 9.8% in 1995 compared to 9.4% in 1994.

   Provision for loan losses increased to $2,831,610 in 1995 compared to $115,772 in 1994. The increase of $2,715,838 reflects provisions against three loans currently in default and adjustments to the carrying value of receivables from affiliates as discussed above.

   Amortization of debt issuance costs increased to $441,925 in 1995 compared to $156,660 in 1994. The increase of $285,265 reflects increases in 1995 and 1994 of deferred debt issuance costs associated with issuance of notes payable.

   Servicing fees to parent increased to $279,305 in 1995 compared to $165,760 in 1994. The increase of $113,545, or 68%, reflects the increased average loans receivable outstanding during 1995 upon which the fees are based.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. During 1995, the Company incurred a net loss of $3,293,794, had $40,139 in negative cash flow from operations and, as of December 31, 1995, had a net capital deficiency of $3,658,723. The Company's parent incurred a consolidated net loss of $6,503,365, had $1,414,694 in negative cash flow from its consolidated operating activities and, as of December 31, 1995, had a consolidated net capital deficiency of $6,396,806. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are discussed below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   During the fourth quarter of 1995, the Company determined that certain notes receivable currently in default required significant allowances for possible loan losses in the amount of approximately $800,000. Furthermore, the Company evaluated the collectibility of its revolving notes receivable made to two affiliated licensed premium finance companies in the normal course of business. These two affiliates incurred significant operating losses during 1995 in connection with providing third party financing on certain insurance premiums. In light of the foregoing, the Company has recorded an allowance for possible loan losses against its receivables from these two affiliates in the amount of $2,000,000 in order to adjust the carrying value of such receivables to the book value of the net assets available to the affiliates to pay down the receivables.

Management of the Company and its parent have taken steps to deal with these matters, including changes in certain underwriting procedures, changes in certain personnel, and the aggressive pursuit of its legal remedies with respect to collection of amounts owed under receivables in default.

   The Company currently is actively seeking additional financing through any combination of debt and equity and has retained investment advisors to assist in identifying and securing additional financing. No assurances can be given that such financing will be obtained or that, in the event such financing is obtained, that the Company will achieve profitability or positive cash flow.

   Cash used in operating activities improved to $40,139 in 1995 compared to $190,000 in 1994. The 1995 net loss of $3,293,794 was incurred principally as a result of the $2,831,610 non cash provision for possible loan losses and to a lesser extent $441,925 non cash amortization of debt issuance costs. The increase in interest receivable of $536,940 in 1995 was substantially offset by $477,148 in non cash interest on capital appreciation notes.

   Cash used in investing activities amounted to $5,019,444 in 1995 compared to $5,580,155 in 1994. The Company's principal use of cash is attributable to $5,384,838 in net note receivable originations which were funded principally by the Company's financing activities.

   Cash provided by financing activities amounted to $4,149,469 in 1995 compared to $4,611,301 in 1994, reflecting proceeds received from issuance of notes payable, net of placement costs.

   The Company has a commitment to fund $14.0 million in loans to insurance premium finance companies. At December 31, 1995, the Company had advanced $13,066,498 under the credit facilities, including $6,216,703 to affiliates. It is anticipated that the Company can meet the demands of the insurance premium financing companies to fund loans to them as they originate premium finance contracts from additional placements of the Company's Notes.

   The loan portfolio of the Company is collateralized by insurance premium finance contracts which finance substandard auto insurance and other personal property lines of insurance. To mitigate the Company's exposure to credit risk, the Company, as a matter of policy, generally requires a 25% down payment from insured individuals, restricts concentrations of insurance company underwriting policies to less than 20% of the insurance premium financing company's business and enters into loan agreements with insurance premium financing companies operating in states covered by a state-sponsored recovery fund. Such recovery funds provide for the recovery of unearned insurance premium payments, subject to nominal deductible amounts, from insolvent insurance companies.

   The Company periodically reviews the requirement for providing for possible losses on loans to insurance premium financing companies. Criteria used by management, among others, to evaluate the adequacy of its allowance for possible loan loss include the financial condition of the insurance premium financing companies, the creditworthiness of its principals, the concentrations and ratings of insurance companies underwriting insurance coverage, and the adequacy of collateral pledged by the borrowers. At December 31, 1995, the Company had provided $2,800,000 in allowances for possible loan loss in its financial statements.

CAPITAL RESOURCES. The Company's primary source of capital is from proceeds generated from the placement of its Notes, through an active public registration to individual investors. The maximum aggregate offering price is $20,000,000 consisting of $10,000,000 under the Current Interest Notes and $10,000,000 under the Capital Appreciation Notes. As of December 31, 1995, the Company had raised $9,957,000 and $4,673,000 of the Current Interest Notes and the Capital Appreciation Notes, respectively.

INFLATION. The effect of inflation and the increase in interest rates adversely affected the Company in 1995. The per annum cost of money to the Company increased to 9.8% at December 31, 1995, from 9.4% as of December 31, 1994. The maximum interest rate permitted under the Note agreement is 12.5% per annum. The Company may, however, prospectively adjust the interest rate on loan originations to offset any increase in its cost of money.

   ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See pages F-1 through F-43 included herein.

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   The names, ages, backgrounds and principal occupations of each director and executive officer of the Company are set forth below:

   Name                          Age                 Position
   ----                          ---                 --------
   Donald A. Wagley              60              President and Director

   Priscilla J. Granese          54              Vice President - Secretary/Treasurer and Director

   E. Hugh Edenfield             74              Director

   Ralph Terry                   70              Director


Donald A. Wagley.

   Donald A. Wagley, President and a Director, has served in that capacity for the Company since its incorporation. Mr. Wagley is presently serving a one-year term as President and Director. He is a professional management executive who has been involved in the marketing of investment products for over 25 years. Mr. Wagley is a graduate of Southeast Missouri State University, receiving a Bachelor of Science degree in 1960. Mr. Wagley is a veteran of the United States Navy.

   He joined the firm of Shareholders Management Company (now Angeles Corp.) in 1966 and rose to Senior Vice President where he was responsible for developing equity sales for the mutual fund industry with national and regional New York Stock Exchange firms in the southeastern United States. Mr. Wagley satisfied the National Association of Securities Dealers, Inc.'s requirements for licensing for General Securities in 1966 and received his Principal's license in 1969. Mr. Wagley is a member of the International Association of Financial Planners. In 1972, Mr. Wagley entered the real estate business in Florida by forming a Florida Real Estate Investment Equity Trust which raised in excess of $3.5 million. Mr. Wagley sold his interest in late 1972 and brokered commercial real estate in Jacksonville, Florida until 1975, at which time he became a Regional Vice-President for First Connecticut Securities representing the first public GNMA fund offered to the investing public. From 1976 until 1985, Mr. Wagley owned and operated a service company in Clearwater, Florida, which included a pest control company and a franchise company with 44 offices in 11 states. His firm was active in servicing residential and multi-family properties in the Tampa Bay area. He was on the Board of Directors of the Greater Tampa and Pinellas County Apartment Association from 1980 until 1984. Mr. Wagley sold his business interest in Florida in 1985.

   In 1986, Mr. Wagley joined AFC Capital Corporation (Associated Financial Capital), Los Angeles, California, a syndication company specializing in low-income housing offerings. Mr. Wagley was Regional Vice-President representing the company primarily in the southeastern United States. In September, 1988, Mr. Wagley founded GN & W Capital Corporation and has been its President since its organization. Mr. Wagley is a member of CRUD (Council on Rural and Urban Development) serving on the Tax and Legislative Committee, Georgia Chapter. Mr. Wagley owns 80% of the stock issued by GWAM and is its founder and President and serves as a Director. Mr. Wagley devotes most of his time to managing the business of GWAM, GN&W Capital Corporation and the Company.

Priscilla J. Granese.

   Priscilla J. Granese, Vice President, Secretary/Treasurer, Director, has served in that capacity for the Company since its incorporation. Ms. Granese is presently serving a one-year term as Vice President, Secretary/Treasurer and Director. She is a career professional executive with 25 years experience in corporate relations, marketing, administration and personnel. She completed studies in business administration at Chandler Business School, Boston, Massachusetts. From 1967 to 1969, she was employed by Wirthmore Feeds Ins., a division of Corn Products International, in Waltham, Massachusetts. From 1969 to 1970, she was employed by BASF Systems, Inc. in Bedford, Massachusetts.
From 1970 to 1972, she was assistant director for operations of House of Nine, a 125-chain apparel retailing organization in Los Angeles where she was responsible for main office personnel, inventory control and supervision of branch operations. From 1972 to 1974, she was assistant to the Vice President/Financing for the Plastics Division of Dart Industries in Los Angeles where she was responsible for a wide range of personnel and budgetary matters. From 1974 to 1976, she was assistant to the Controller for a nationwide apparel distributor - Deena Lingerie in Los Angeles, responsible for main office administration, personnel and accounting related matters. From 1976 to 1981, Ms. Granese was Director of Human Resources and Corporate Services with Orange Julius International of Santa Monica, California. Ms. Granese joined AFC Capital Corporation (Associated Financial Corporation) in 1981 and was Vice President/Marketing. She was responsible for broker-dealer marketing and due diligence, media design, sales ads, prospectus production, sales meetings and seminar coordination. During her tenure at AFC, she was also responsible for human resources and corporate services. Ms. Granese joined GN&W Capital Corporation, Atlanta, Georgia in 1988. Ms. Granese has been an officer of GN&W Capital Corporation since September 1988 and a Director since 1990. Ms. Granese owns 20% of the stock of GWAM and has been a Director and Vice President since its organization. Ms. Granese devotes substantially all of her time to managing the business of GWAM, GN&W Capital Corporation and the Company.

E. Hugh Edenfield.

   E. Hugh Edenfield has been a director of the Company since its incorporation and presently serves a one-year term. He was the director of Regulatory Laws, Division of Premium Finance, of the Office of the Controller/Insurance Commissioner for the State of Georgia from 1976 until 1989. Mr. Edenfield has been actively involved in the insurance industry in Atlanta, Georgia since 1951. As director of Regulatory Laws, his responsibilities included maintaining financial records of approximately 675 property and casualty companies licensed to do business in Georgia. He was also responsible for qualifying applicants for original Certificates of Authority as premium finance companies and other licensing activities within the division, as well as county mutuals and title insurance companies. Prior to his position with the State of Georgia, Mr. Edenfield worked in the insurance industry for CIT Group - Service Fire Insurance Company
(1952), American Security Insurance Company (1953-1974) and Independent Property & Casualty Insurance (1975). Mr. Edenfield attended Georgia Southern University in Statesboro, Georgia and received a L.L.B. Degree from Atlanta Law School. Mr. Edenfield retired from the Insurance Commissioner's Office in October 1989. Mr. Edenfield is a Director of GWAM and a Director of the Company.

Ralph Terry.

   Ralph Terry has been a director of the Company since January 1993 and presently serves a one-year term. He was Director of the Office of the Controller/Insurance Commissioner for the State of Georgia from 1972 to 1990. Mr. Terry had been retired since 1991, until he agreed in late 1992 to serve as a Director of the Company and of GWAM. Mr. Terry was responsible for the administration and supervision of all personnel and functions of the Insurance Commissioner's office, including Life, Accident & Sickness, and Property & Casualty. As Director, Mr. Terry was responsible for all insurance business conducted in the State of Georgia. His staff supervised over 1600 admitted insurance companies doing business in the state. He has been actively involved in the insurance industry since 1952. Prior to his position with the State of Georgia, Mr. Terry was a Supervisor, Claims Adjustor for Crawford & Company, Atlanta, Georgia from 1952 until 1972. Mr. Terry is a graduate of Georgia State University, where he received a Bachelor of Commercial Science Degree. Mr. Terry also received a Bachelor of Laws Degree from John Marshall Law School. Mr. Terry is a Director of GWAM and a Director of the Company.

   Because the Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, no disclosure is required or is being furnished with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act").

   ITEM 10.   EXECUTIVE COMPENSATION

   Donald A. Wagley, President of the Company, receives compensation of $3,000 per month. Priscilla J. Granese, Vice President of the Company, receives compensation of $2,000 per month. In addition, each director receives a fee of $100 each for Board of Director meetings attended. Total compensation paid and accrued to Donald A. Wagley during 1994 was $36,000. Total compensation paid and accrued to Priscilla J. Granese during 1994 was $24,000.

   ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

   The following table sets forth information, as the date of this Annual Report on Form 10-KSB, relating to the beneficial ownership of the Company's Common Stock by any person or "group," as that term is used in Section 13(d)(3) of the Exchange Act known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.

Name and Address of                                              Percentage of
Beneficial Owner (1)                     Shares Beneficially Owned  Common Stock Owned (2)
--------------------                     -------------------------  ----------------------
G&W Asset Management, Inc. (3)                  10,000                       100%
1800 Lake Park Drive
Suite 100
Atlanta, GA  30080

Donald A. Wagley (4)                             8,000                        80%
1800 Lake Park Drive
Suite 100
Atlanta, GA  30080

Priscilla J. Granese (4)                         2,000                        20%
1800 Lake Park Drive
Suite 100
Atlanta, GA  30080

All current officers and                        10,000                       100%
directors as a group
(4 persons)

(1) The information as to beneficial ownership of Common Stock has been furnished by the respective shareholders, directors and officers of the Company.

(2)    Based on a total of 10,000 shares of Common Stock outstanding.

(3) On March 23, 1994, Donald A. Wagley and Priscilla Granese transferred all of their ownership interest in the Company, which accounts for 100% of the outstanding stock in the Company, to G&W Asset Management, Inc.

(4) Donald A. Wagley is the owner of 80% of the outstanding and issued Class A Common Stock of G&W Asset Management, Inc. and Priscilla J. Granese is the owner of 20% of the outstanding and issued Class A Common Stock of G&W Asset Management, Inc. Class A Common Stock is the only outstanding class of voting stock in G&W Asset Management, Inc.

   ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   All servicing of the Loans of the Company is provided by GWAM, the parent company of the Company, as Servicer pursuant to the Servicing Agreement dated as of March 5, 1993 among the Company, the Trustee and GWAM. The Servicing Agreement establishes criteria to govern the servicing of the Loans, including the performance of certain collection and collateral management activities on the part of the Servicer. If the Servicer fails to comply with these criteria, the Company may terminate the Servicing Agreement and may appoint another Servicer. The Servicer receives a fee under the Servicing Agreement of 0.25% of the aggregate outstanding balance of all Loans under $5 million and 0.33% of the aggregate outstanding balance of all the Loans over $5 million per month. The servicing fee is intended to compensation and reimburse the Servicer for administering the advances and collections under the revolving credit facility Loans, including collecting and posting all payments, responding to inquiries of obligors, investigating delinquencies, paying costs of collections and generally administering the Loans. The servicing fee also is intended to compensate and reimburse the Servicer for furnishing monthly and annual statements to the Company and the Trustee with respect to collections and proceeds, and generating information necessary for the Company to prepare all federal and state income tax returns. The Servicer is entitled to the reimbursement of its costs and expenses incurred in foreclosing on collateral of the Loans out of the related proceeds from the sale of such collateral. In addition, subject to prior payment of any amounts owing on the Notes or to the Trustee, the Servicer is paid, as an Allowed Expense under the terms of the Indenture, any account fees and bank service charges relating to the Master Accounts. For the year ended December 31, 1995, the Company expensed a total of $279,305 in fees to GWAM pursuant to the Servicing Agreement.

   ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K

   (a)  1.  Financial Statements and Schedules:

                The financial statements listed in the Contents to Financial Statements are filed as part of this annual report. No financial statement schedules are required to be filed as part of this annual report because all information otherwise included in schedules has been incorporated into the Notes to Financial Statements.


   (a)  2.  Exhibits:

EXHIBIT NO.   DESCRIPTION

3.1*          Articles of Incorporation of G & W Financial
              Corporation

3.2*          Bylaws of G & W Financial Corporation

4.1*          Indenture dated March 5, 1993 between G&W Financial
              Corporation and Texas Commerce Bank, formerly known as Ameritrust Texas National Association, as Trustee

4.2*          Form of Current Interest Note due December 31, 1998

4.3*          Form of Capital Appreciation Note due December 31, 1998

10.1**        Stock Purchase Agreement between Donald A. Wagley and Priscilla
              J. Granese as Sellers and G&W Asset Management, Inc. as Purchasers dated March 23, 1994

10.2** $80,000 Promissory Note dated March 23, 1994 executed by G&W Asset Management, Inc. and payable to Donald A. Wagley

10.3** $20,000 Promissory Note dated March 23, 1994 executed by G&W Asset Management, Inc. and payable to Priscilla J. Granese

10.4*** Loan and Security Agreement dated April 14, 1994 between R & R Financial Corporation

10.5*** $1 Million Promissory Note dated April 14, 1994, executed by R & R Financial Corporation and payable to the Corporation

10.6*** Loan and Security Agreement dated April 20, 1994, between South General Premium Finance, Inc. and the Corporation

10.7*** $1 Million Promissory Note dated April 20, 1994, executed by South General Premium Finance, Inc. and payable to the Corporation

10.8*** Loan and Security Agreement, dated December 30, 1993, between American Premium Plan Service Corporation and the Corporation

10.9*** $2,000,000 Promissory Note, dated December 30, 1993, executed by American Premium Plan Service Corporation and payable to the Corporation

10.10*** Loan and Security Agreement, dated February 8, 1994, executed by Express Premium Finance Corporation and payable to the Corporation

10.11*** $2,000,000 Promissory Note, dated February 8, 1994, executed by Express Premium Finance Corporation and payable to the Corporation

10.12*** Loan and Security Agreement dated March 15, 1994, between Dome Premium Service Company, Inc. and the Corporation

10.13*** $1 Million Promissory Note dated March 15, 1994, executed by Dome Premium Service Company, Inc. and payable to the Corporation

10.14*** Loan and Security Agreement dated March 18, 1994, executed by Capital Premium Finance Corporation and the Corporation

10.15*** $1 Million Promissory Note dated March 18, 1994, executed by Capital Premium Finance Corporation and payable to the Corporation

_____________________
   * Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-53656-A)

   ** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ending December 31, 1993.

   *** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ending September, 1994.

   (b)    Reports on Form 8-K:

          No reports on Form 8-K were filed during the last quarter of the Company's fiscal year.




                  [Remainder of page left blank intentionally]

                                   SIGNATURES

   In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 G & W FINANCIAL CORPORATION


Date: October 21, 1996                           By:/s/ Donald A. Wagley
                                                    ---------------------------
                                                    Donald A. Wagley, President


   In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 13, 1995.

   SIGNATURE                                              TITLE

/s/ Donald A. Wagley
---------------------------------
Donald A. Wagley                            President and a Director (principal
                                            executive officer)

/s/ Priscilla J. Granese
---------------------------------
Priscilla J. Granese                        Vice President, Secretary, Treasurer
                                            and Director (principal financial
                                            officer)


/s/ E. Hugh Edenfield
---------------------------------
E. Hugh Edenfield                           Director



/s/ Ralph Terry
---------------------------------
Ralph Terry                                 Director

                 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
                     EXCHANGE ACT BY NON-REPORTING ISSUERS


       No annual report or proxy material has been sent to the Company's security-holders during the Company's last fiscal year. An annual report may be furnished to the Company's long term promissory noteholders subsequent to the filing of this annual report on Form 10-KSB (with such report to be furnished concurrently to the Securities and Exchange Commission).

                           G&W FINANCIAL CORPORATION











                                                            FINANCIAL STATEMENTS
                                          YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                       G&W FINANCIAL CORPORATION

                                                                        CONTENTS











            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                2


            FINANCIAL STATEMENTS

               Balance sheet                                                3-4

               Statements of operations                                       5

               Statements of stockholder's deficit                            6

               Statements of cash flows                                       7

               Notes to financial statements                               8-15

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
G&W Financial Corporation


We have audited the accompanying balance sheet of G&W Financial Corporation as of December 31, 1995 and the related statements of operations, stockholder's deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of G&W Financial Corporation at December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and net capital deficiency, as well as, the recurring losses and net capital deficiency of the Company's parent, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                        BDO Seidman, LLP




June 20, 1996

                                                       G&W FINANCIAL CORPORATION

                                                                   BALANCE SHEET
                                                               DECEMBER 31, 1995






ASSETS (Note 2)
RECEIVABLES
 Notes receivable (Notes 2, 3, 6, 7 and 8):
  Non affiliated                                                 $ 6,849,795
  Affiliated                                                       6,216,703
-----------------------------------------------------------------------------
                                                                  13,066,498
 Less: allowance for possible loan losses                         (2,800,000)
-----------------------------------------------------------------------------

                                                                  10,266,498
-----------------------------------------------------------------------------

 Interest receivable (Notes 2, 3, 6, 7 and 8):
  Non affiliated                                                     425,527
  Affiliated                                                         586,831
-----------------------------------------------------------------------------

                                                                   1,012,358
-----------------------------------------------------------------------------

Total receivables                                                 11,278,856
-----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS                                              8,663

DEBT ISSUANCE COSTS, net of accumulated
 amortization of $645,475 (Note 4)                                 1,117,085
-----------------------------------------------------------------------------
                                                                 $12,404,604
=============================================================================

                            See accompanying notes to financial statements.

                                                       G&W FINANCIAL CORPORATION

                                                                   BALANCE SHEET
                                                               DECEMBER 31, 1995






LIABILITIES AND STOCKHOLDER'S DEFICIT
LIABILITIES
 Notes payable (Note 6)                                         $15,217,074
 Due to Parent (Note 4)                                             613,417
 Accrued interest payable                                           224,032
 Other accrued expenses                                               8,804
-----------------------------------------------------------------------------

Total liabilities                                                16,063,327
-----------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDER'S DEFICIT
 Common stock, par value $.01 per share, authorized 10,000,000
  shares, outstanding 10,000 shares                                     100
 Additional paid-in capital                                          19,900
 Accumulated deficit                                             (3,678,723)
-----------------------------------------------------------------------------

Total stockholder's deficit                                      (3,658,723)
-----------------------------------------------------------------------------

                                                                $12,404,604
=============================================================================

                            See accompanying notes to financial statements.

                                                       G&W FINANCIAL CORPORATION

                                                        STATEMENTS OF OPERATIONS






Years ended December 31,                                                        1995         1994
==================================================================================================
REVENUES
 Interest income                                                         $   583,320   $  570,411
 Interest income from affiliates                                             624,588       91,240
 Servicing fees                                                              325,794      277,616
 Servicing fees from affiliates                                              249,192       45,550
--------------------------------------------------------------------------------------------------

Total revenues                                                             1,782,894      984,817
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES
 Interest                                                                  1,448,027      637,278
 Provision for possible loan losses                                        2,831,610      115,772
 Amortization of debt issuance costs (Note 4)                                441,925      156,660
 Servicing fees to parent (Note 4)                                           279,305      165,760
 Professional fees                                                            59,574       48,817
 Trustee fees                                                                 11,528       12,486
 General and administrative (Note 4)                                           4,719       67,526
--------------------------------------------------------------------------------------------------

Total operating expenses                                                   5,076,688    1,204,299
--------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX (EXPENSE)                                          (3,293,794)    (219,482)

Income tax (expense) (Note 5)                                                      -      (62,900)
--------------------------------------------------------------------------------------------------


NET LOSS                                                                 $(3,293,794)  $ (282,382)
===================================================================================================

                                See accompanying notes to financial statements.

                                                       G&W FINANCIAL CORPORATION

                                             STATEMENTS OF STOCKHOLDER'S DEFICIT
                                          YEARS ENDED DECEMBER 31, 1995 AND 1994





                                         Additional
                                 Common     paid-in   Accumulated
                                  stock     capital       Deficit         Total
================================================================================
BALANCE,
 December 31, 1993                  $100     $19,900  $  (102,547)  $   (82,547)
 Net loss for the year                 -           -     (282,382)     (282,382)
--------------------------------------------------------------------------------

BALANCE,
 December 31, 1994                   100      19,900     (384,929)     (364,929)
 Net loss for the year                 -           -   (3,293,794)   (3,293,794)
--------------------------------------------------------------------------------

BALANCE,
 December 31, 1995                  $100     $19,900  $(3,678,723)  $(3,658,723)
================================================================================

                                 See accompanying notes to financial statements.

                                                       G&W FINANCIAL CORPORATION

                                                        STATEMENTS OF CASH FLOWS










Years ended December 31,                                     1995         1994
==============================================================================
OPERATING ACTIVITIES
 Net loss                                            $ (3,293,794)  $ (282,382)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization of debt issuance costs                     441,925      156,660
  Provision for possible loan losses                    2,831,610      115,772
  Interest on capital appreciation notes                  477,148       69,372
  Deferred income taxes                                         -       62,900
  Changes in assets and liabilities:
   Increase in interest receivable                       (536,940)    (412,065)
   (Increase) decrease in accounts receivable               9,000       (9,000)
   Increase in accrued interest payable                    43,991      109,226
   Decrease in accrued commissions                              -       (4,878)
   Increase (decrease) in other accrued expenses          (13,079)       4,395
------------------------------------------------------------------------------

Cash used in operating activities                         (40,139)    (190,000)
------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Notes receivable originations                        (21,445,129)  (6,674,054)
 Repayment of notes receivable                         16,060,291      925,000
 Advances from Parent                                     365,394      168,899
------------------------------------------------------------------------------

Cash used in investing activities                      (5,019,444)  (5,580,155)
------------------------------------------------------------------------------

FINANCING ACTIVITY
 Proceeds of long-term debt, net of placement costs     4,149,469    4,611,301
------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENT                 (910,114)  (1,158,854)

CASH AND CASH EQUIVALENTS, at beginning of year           918,777    2,077,631
------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of year            $      8,663   $  918,777
==============================================================================

                                 See accompanying notes to financial statements.

                                                       G&W FINANCIAL CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS




1. SUMMARY OF SIGNIFICANT NATURE OF BUSINESS
   ACCOUNTING POLICIES
                          G&W Financial Corporation ("the Company") was incorporated on September 14, 1992 under the laws of the State of Georgia. The Company was organized for the purposes of engaging in the development and management of investment funds to be loaned to premium finance companies, including affiliated premium finance companies, and it may engage in any other activities not specifically prohibited to corporations for profit under the laws of the State of Georgia.
                          The Company's activities are carried out principally in the states of Florida, Texas and Georgia. The Company limits its lines of credit to those states that have state recovery funds to protect against insolvent insurance companies.

                          On March 23, 1994, the individual shareholders of the Company sold 100% of their common stock outstanding to G & W Asset Management, Inc. (GWAM), an affiliated company of the shareholders, in exchange for $100,000 in notes payable. As a result of the transaction, the Company became a wholly-owned subsidiary of GWAM.

                          USE OF ESTIMATES

                          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management with respect to loan loss reserves are particularly susceptible to significant changes in the economic environment. These estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different from those reported in the financial statements. Management believes that as of December 31, 1995, the estimates used in the financial statements are adequate based on the information currently available.

                                                       G&W FINANCIAL CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS




                          CASH EQUIVALENTS

                          Cash equivalents are stated at cost, which approximates market value, and include money market accounts with original maturities of three months or less.

                          ALLOWANCE FOR POSSIBLE LOAN LOSSES

                          The Company periodically evaluates the requirement for providing for possible losses on its notes receivable from insurance premium finance companies. Criteria used by management, among others, to evaluate the adequacy of its allowance for possible loss include the financial condition of the insurance premium finance companies, the credit worthiness of its principals, the concentration and ratings of insurance companies underwriting insurance coverage, and the adequacy of the collateral pledged by the borrowers. At December 31, 1995, the Company has provided $2,800,000 in allowances for possible loan losses in the accompanying financial statements.

                          On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," an amendment to SFAS No. 114. These standards require that impaired loans be valued based on the present value of these loans' estimated cash flows at each loan's effective interest rate, the fair value of the collateral or based on the loans observable market price. Adoption of the above standards did not have a significant impact on the financial condition or results of operations.


                          INCOME RECOGNITION

                          Interest income from notes receivable is recognized based on the contractual terms of the respective loan facility. Accrual of interest income on notes receivable is suspended when a note is contractually delinquent ninety days or more. The accrual is resumed when the note becomes contractually current, and past-due interest income is recognized at that time.

                          Servicing fees are recognized as services are rendered.

                                                       G&W FINANCIAL CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS




                          DEBT ISSUANCE COSTS

                          Costs incurred in obtaining financing through the placement of long-term debt are capitalized and amortized using a method which approximates the interest (level-yield) method over the term of the notes.

                          INCOME TAXES

                          The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

                          FAIR VALUE OF FINANCIAL INSTRUMENTS

                          The Company's principal financial instruments, as contemplated under SFAS No. 107, are represented by its receivables and its notes payable. The Company's receivables are short-term in nature and bear interest at rates which the Company believes represent current market rates, that is, rates at which the Company currently renews or extends funds, accordingly, carrying value is deemed to approximate fair value. The Company's notes payable bear interest at rates which change semi-annually with market interest rates, accordingly, carrying value is deemed to approximate fair value.

                          NEW ACCOUNTING PRONOUNCEMENTS

                          During 1995, SFAS No. 123, "Accounting for Stock Based Compensation" was issued. The new standard allows companies to continue to record compensation cost under Accounting Principles Board Opinion ("APB") No. 25 or to record compensation cost based on the fair value of stock based awards. Management has decided to continue using its current accounting policy under APB No. 25; and as a result, adoption of SFAS No. 123 will not affect the financial condition or results of operations of the Company. SFAS No. 123 does, however, require certain pro forma disclosures reflecting what compensation cost would have been if the fair value based method of recording compensation expense for stock based compensation had been adopted. The disclosure requirements of SFAS No. 123 will be adopted by the Company in 1996.

                                                       G&W FINANCIAL CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS




2. FUTURE PROSPECTS       The financial statements have been prepared on a
                          going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The
                          Company has suffered recurring losses from operations and has a net capital deficiency of $3.66 million at December 31, 1995. The Company's parent, GWAM, likewise has suffered from recurring losses from operations and has a consolidated net capital deficiency of $6.4 million at December 31, 1995. These matters raise substantial doubt about the ability of the Company to continue as a going concern.
                          Management's plans in regard to these matters are discussed below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          During 1995, the Company determined that certain notes receivable currently in default required significant allowances for possible loan losses in the amount of approximately $800,000. Further, two affiliated premium finance companies with whom the Company has outstanding notes receivable aggregating $6,803,534, including accrued interest receivable of $586,831, incurred significant operating losses during 1995 in the course of their normal lending activities (refer to the accompanying consolidated financial statements of G&W Asset Management, Inc.). Accordingly, the Company has recorded a $2,000,000 allowance for possible loan losses at December 31, 1995 to reduce the carrying value of the notes receivable from affiliates to the book value of the net assets available to the affiliates to pay down these notes receivable (see Note 3. Notes and Interest Receivable and Fourth Quarter Adjustments).

                          Management of the Company and its parent have taken steps to deal with the foregoing matters, including changes in certain underwriting procedures, changes in certain personnel, and the aggressive pursuit of its legal remedies with respect to the collection of amounts owed under receivables in default.

                          The Company's parent is actively seeking additional financing through any combination of debt and equity and has retained investment advisors to assist in securing additional financing. No assurances can be given that such financing will be obtained or that, in the event such financing is obtained, that the Company and its parent will achieve profitability or positive cash flow.

                                                       G&W FINANCIAL CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS




3. NOTES AND INTEREST     Notes receivable consist of eight revolving credit
   RECEIVABLE AND         facility loans due from insurance premium finance
   FOURTH QUARTER         companies at rates ranging from 12% to 18%.  The
   ADJUSTMENTS            maximum advances under the terms of the revolving
                          credit facilities total $14,000,000.  As of December
                          31, 1995, $13,066,498 had been advanced under the credit facilities including $6,216,703 due from two other subsidiaries of GWAM, Express Premium Finance
                          Company ("Express") and Agency Premium Funding, Inc.
                          ("Agency"), which bear interest at 18% and 12%, respectively. The notes receivable are due on demand and are collateralized by certain invoices, insurance premium finance contracts and accounts receivable of the insurance premium finance companies. Additionally, the notes are personally guaranteed by the owners of the premium finance companies.

                          The note agreements generally provide for monthly servicing fees, in addition to contractual interest, of .50% (6 loans), .25% (1 loan), and .00% (1 loan) of the aggregate outstanding balance. The insurance premium finance companies are required to deposit into a Company controlled bank account, all collections on the financed insurance premiums, interest earned plus any application fees, late fees, and other administrative fees. At December 31, 1995, the insurance premium finance companies owed the Company $1,012,358 for accrued interest and servicing fees, including $586,831 in fees from Express and Agency.

                          During the fourth quarter of 1995, the Company made adjustments to its allowance for possible loan losses which increased its 1995 net loss and stockholders deficit by $2,800,000 (see Note 2. Future Prospects). Of these adjustments, $1,600,000 relate to previously issued quarterly data for the second and third quarters which, on a restated basis, increased the 1995 second quarter net loss by $600,000 from $252,323 to $852,323, and increased the 1995 third quarter net loss by $1,000,000 from $12,473 (income) to $987,527 loss. The Company intends to amend its prior filings on Form 10-Q for the quarters ended June 30, 1995 and September 30, 1995 to reflect the foregoing adjustments.

4. RELATED PARTY          The Company is a wholly-owned subsidiary of GWAM.  The
   TRANSACTIONS           shareholders of GWAM received compensation of $0 and
                          $60,000 during the years ended December 31, 1995 and 1994 for services performed on behalf of the Company.

                                                       G&W FINANCIAL CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS






                          The Company has a Servicing Agreement with GWAM to provide loan administration and collecting services for a fee equal to .25% per month of the aggregate outstanding balance of all notes receivable under $5,000,000 and .33% per month of the aggregate outstanding balance of all notes receivable over $5,000,000. The Company expensed $279,305 and $165,760 in servicing fees to GWAM during the years ended December 31, 1995 and 1994. The Company is required to pay GWAM a fee of 4% of the gross proceeds from the placement of long-term debt financing, as reimbursement for certain marketing, registration, legal, accounting and other expenses associated with the offering and organization of the Company. This fee is included as debt issuance costs in the accompanying balance sheet. Aggregate debt issuance costs amounted to $1,762,560 and $1,191,480 for the years ended December 31, 1995 and 1994.

5. INCOME TAXES           At December 31, 1995, the Company has net operating
                          losses to offset future taxable income of approximately $750,000 which expire in 2009. The tax effect of the net operating loss carryforwards that give rise to a deferred tax asset is approximately
                          $250,000. However, the Company has provided a valuation allowance equal to such deferred tax asset at December 31, 1995.

6. NOTES PAYABLE          Notes payable consist of:

                          Current Interest Notes to individual
                          investors, which mature December 31, 1998       $ 9,957,000

                          Capital Appreciation Notes to individual
                          investors, which mature December 31, 1998         5,260,074
                          -----------------------------------------------------------

                                                                          $15,217,074
                          ===========================================================


                          The Current Interest Notes require quarterly interest payments while the Capital Appreciation Notes require interest to be reinvested and compounded quarterly until maturity. Both notes bear interest at 3% above the five-year U.S. Treasury Note, with a 9% minimum and a 12.5% maximum rate. The interest rate at December 31, 1995 was 9.0%.

                                                       G&W FINANCIAL CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS






                          The Notes are general obligations of the Company and are collateralized by the assets of the Company, including a specific assignment of notes receivable.

                          The amount of compounded unpaid interest on the Capital Appreciation Notes included in long-term debt in the accompanying balance sheet at December 31, 1995 was $587,074.

7. BUSINESS AND CREDIT    The Company provides revolving credit facilities to
   CONCENTRATION AND      premium finance companies which conduct business
   ALLOWANCE FOR          principally in the states of Florida, Georgia,
   LOAN LOSSES            Tennessee, Mississippi, Louisiana, Alabama and Texas.
                          At December 31, 1995, the four largest individual note receivable balances accounted for 32%, 23%, 16% and 15%, respectively (86% in the aggregate) of aggregate notes receivable. This concentration of credit risk exposes the Company to a greater risk of loss than would be the case with greater diversification.

                          The loan portfolio of the Company is collateralized by insurance premium finance contracts originated by the Company's borrowers. Many of the premium finance contracts assigned to the Company finance substandard auto insurance and other personal property lines of insurance.

                          To mitigate the Company's exposure to credit risk, the Company as a matter of policy, generally requires the insurance premium finance companies to receive a 25% down payment from insured individuals, restricts concentrations of insurance companies' underwriting policies to less than 20% of the insurance premium finance company's business and enters into loan agreements with insurance premium finance companies operating in states covered by state-sponsored recovery funds. Such recovery funds provide for the recovery of unearned premium payments, subject to nominal deductible amounts, from insolvent insurance companies.


    The following table summarizes the changes in the allowance for possible loan losses for the years ended December 31:



ALLOWANCE FOR POSSIBLE LOAN LOSSES:             1995              1994
                                            -----------       -------------

Balance, beginning of year                  $   115,772       $          -

Provision for possible loan losses            2,831,610            115,772

Loans charged-off                              (147,382)                 -

Recoveries                                            -                  -
                                             ----------       ------------

Balance, end of year                         $2,800,000       $    115,772
                                             ==========       ============

The recorded investment in impaired loans at December 31, 1995 was $8.4 million, including $6.8 million from affiliates, for which a related allowance for possible loan losses was provided on all such impaired loans in the aggregate amount of $2.8 million (Note 2). The average investment in impaired loans for the year ended December 31, 1995 amounted to $3.6 million and the related interest and fee income recognized during the time within 1995 that such loans were impaired amount to approximately $440,000, reflecting interest and fee income on loans due from affiliates.

                                                       G&W FINANCIAL CORPORATION

                                                   NOTES TO FINANCIAL STATEMENTS






8. LITIGATION             The Company has two of its loans in litigation as of
                          December 31, 1995. Both of these loans are currently in default and have been accelerated by the Company.
                          The current balances on these loans at December 31, 1995 are approximately $1,000,000. The Company has established bad debt reserves of $500,000 for these loans. The Company has a crime policy in place that may be used up to $500,000 per incident if theft is an issue in these lawsuits.

                          Management believes that the ultimate resolution of these matters will not have a material adverse effect upon the financial position of the Company.

9. SUPPLEMENTAL           Cash payments for interest totalled $945,183 and
   DISCLOSURE             $329,006 for the years ended December 31, 1995 and
   OF CASH FLOW           1994.
   INFORMATION

                           G&W ASSET MANAGEMENT, INC.











                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                    YEAR ENDED DECEMBER 31, 1995

                                                      G&W ASSET MANAGEMENT, INC.

                                                                        CONTENTS











             INDEPENDENT AUDITORS' REPORT                                     2


             CONSOLIDATED FINANCIAL STATEMENTS

                Balance sheet                                               3-4

                Statements of operations                                      5

                Statements of stockholders' equity (deficit)                  6

                Statements of cash flows                                    7-8

                Notes to financial statements                              9-28

INDEPENDENT AUDITORS' REPORT



Board of Directors
G&W Asset Management, Inc.



We have audited the accompanying consolidated balance sheet of G&W Asset Management, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of G&W Asset Management, Inc. and subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and net capital deficiency, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                           BDO Seidman, LLP



June 20, 1996

                                                      G&W ASSET MANAGEMENT, INC.

                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1995





ASSETS
RECEIVABLES
 Notes receivable, net of allowance for loan
  losses of $1,544,000 (Notes 4, 11, 15 and 19)                    $16,250,709
 Accrued interest on notes receivable (Note 4)                       1,020,817
 Participation notes receivable, net of allowance
  for loan losses of $590,000 (Notes 5, 11 and 15)                     581,338
 Other receivables                                                     117,134
-------------------------------------------------------------------------------
                                                                    17,969,998
 Premium finance contracts receivable, net of allowance
  for loan losses of $1,475,000 and unearned interest
  of $328,000 (Notes 6, 9, 11 and 19)                                3,196,180
 Advance drafts and receivables from agents, net of
  allowance for losses of $426,000                                     764,044
-------------------------------------------------------------------------------
                                                                    21,930,222

CASH AND CASH EQUIVALENTS, including $75,025 restricted (Note 17)      422,809

PROPERTY AND EQUIPMENT, at cost, net of accumulated
 amortization and depreciation of $238,165 (Note 7)                    277,157

DEBT ISSUANCE COSTS, net of accumulated
 amortization of $1,838,265 (Note 8)                                 1,919,718

INVESTMENT IN G&W FUNDING L.P. (Note 9)                              1,039,137

INVESTMENTS IN AND ADVANCES TO AFFILIATED PARTNERSHIPS (Note 10)       220,817

GOODWILL, net of accumulated amortization of $34,544 (Note 3)          205,456

OTHER ASSETS                                                            67,693
-------------------------------------------------------------------------------

                                                                   $26,083,009
===============================================================================

                    See accompanying notes to consolidated financial statements.

                                                      G&W ASSET MANAGEMENT, INC.

                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 1995





LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
 Notes payable (Note 11)                                     $28,929,734
 Notes payable to affiliates (Note 12)                         1,819,441
 Obligations under capital leases (Note 13)                      135,589
 Accounts payable and accrued expenses                           191,773
 Drafts payable                                                  107,929
 Accrued interest payable                                        355,114
 Accrued commissions payable                                     267,735
 Due to affiliates                                               672,500
-------------------------------------------------------------------------------

Total liabilities                                             32,479,815

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' DEFICIT
 12% cumulative convertible preferred stock, $10 par
  value, (aggregate involuntary liquidation preference,
  including dividends in arrears, of $2,772,200) authorized
  5,000,000 shares, issued and outstanding 248,820
  shares (Note 16)                                             2,188,030
 Common stock, Class A, no par value, authorized
  10,000,000 shares, issued and outstanding
  3,012,825 shares (Notes 16 and 17)                              53,285
 Common stock, Class B, no par value, authorized
  10,000,000 shares, issued and outstanding 51,300
  shares (Notes 16 and 17))                                      212,740
 Additional paid-in capital                                      254,900
 Notes receivable from stockholders                              (27,500)
 Deficit                                                      (9,078,261)
-------------------------------------------------------------------------------

Total stockholders' deficit                                   (6,396,806)
-------------------------------------------------------------------------------

                                                             $26,083,009
===============================================================================

                 See accompanying notes to consolidated financial statements.

                                                      G&W ASSET MANAGEMENT, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                          YEARS ENDED DECEMBER 31, 1995 AND 1994






Years ended December 31,                                   1995          1994
================================================================================
REVENUES
 Interest income on notes receivable                  $ 2,418,243   $ 1,640,904
 Interest income on premium finance contracts           1,575,987       878,901
 Servicing fees and other income (Note 9)               1,333,457       362,742
 Management fees (Note 18)                                108,000        90,000
--------------------------------------------------------------------------------

Total revenues                                          5,435,687     2,972,547
--------------------------------------------------------------------------------

OPERATING EXPENSES
 Interest                                               3,044,080     1,648,795
 Provision for possible loan losses                     4,565,986       150,772
 General and administrative (Note 18)                   2,916,693     1,608,864
 Amortization of debt issuance costs                      882,197       524,011
 Professional fees                                        306,426       395,731
 Depreciation and amortization                            128,915        97,216
 Insurance                                                 83,227        47,287
 Trustee fees                                              11,528        12,486
 Other                                                          -         2,701
--------------------------------------------------------------------------------

Total operating expenses                               11,939,052     4,487,863
--------------------------------------------------------------------------------

LOSS BEFORE INCOME TAX EXPENSE                         (6,503,365)   (1,515,316)

Income tax expense (Note 14)                                    -      (113,900)
--------------------------------------------------------------------------------

NET LOSS                                               (6,503,365)   (1,629,216)

PROVISION FOR CUMULATIVE PREFERRED DIVIDENDS             (248,820)     (232,600)
--------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCK                   $(6,752,185)  $(1,861,816)
================================================================================

                    See accompanying notes to consolidated financial statements.

                                                      G&W ASSET MANAGEMENT, INC.

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          YEARS ENDED DECEMBER 31, 1995 AND 1994





                          12% cumulative                                         Notes
                             convertible  Class A    Class B  Additional    receivable
                               preferred   common     common     paid-in          from
                                   stock    stock      stock     capital  stockholders       Deficit         Total
===================================================================================================================

BALANCE,
 at December 31,1993          $1,053,694  $   100   $      -    $254,900     $(27,500)  $  (632,481)  $   648,713

 Issuance of 129,850
  shares of
  preferred stock,
  net of $164,164
  issue costs                  1,134,336        -          -           -            -             -     1,134,336

 Net loss for the year                 -        -          -           -            -    (1,629,216)   (1,629,216)

 Dividends declared
  on preferred stock                   -        -          -           -            -       (64,379)      (64,379)
-------------------------------------------------------------------------------------------------------------------
BALANCE,
 at December 31,1994           2,188,030      100          -     254,900      (27,500)   (2,326,076)       89,454

 Issuance of 12,825
  shares of  Class A
  common stock, net
  of $30,178 issue costs               -   53,185          -           -            -             -        53,185

 Issuance of 51,300
  shares of Class B
  common stock,
  net of $120,710
  issue costs                          -        -    212,740           -            -             -       212,740

 Net loss for the year                 -        -          -           -            -    (6,503,365)   (6,503,365)

 Dividends declared
  on preferred stock                   -        -          -           -            -      (248,820)     (248,820)
-------------------------------------------------------------------------------------------------------------------

BALANCE,
 at December 31, 1995         $2,188,030  $53,285   $212,740    $254,900     $(27,500)  $(9,078,261)  $(6,396,806)
===================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                      G&W ASSET MANAGEMENT, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          YEARS ENDED DECEMBER 31, 1995 AND 1994






Years ended December 31,                                   1995           1994
===============================================================================
OPERATING ACTIVITIES
  Net loss                                         $ (6,503,365)  $ (1,629,216)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Provision for possible loan loss                    4,565,986        150,772
  Amortization of debt issuance costs                   882,197        524,011
  Depreciation and amortization                         128,915         97,216
  Interest on capital appreciation notes                477,148         69,372
  Deferred income taxes                                       -        113,900
  Changes in assets and liabilities:
   Advance drafts and receivables                      (685,228)      (621,950)
   Interest receivable                                 (601,395)       (31,013)
   Other assets                                         118,012       (189,635)
   Accrued interest payable                              51,269        126,255
   Accounts payable and accrued expenses                151,767        190,244
-------------------------------------------------------------------------------

Cash used in operating activities                    (1,414,694)    (1,200,044)
-------------------------------------------------------------------------------
INVESTING ACTIVITIES
 Capital expenditures                                   (12,788)      (221,940)
 Advances to (repayments from) affiliates               593,283       (571,784)
 Net investment in premium finance contracts        (13,120,834)    (7,902,780)
 Proceeds on sales of contracts receivables          11,291,310      4,537,426
 Notes receivable originations                      (37,699,488)   (17,740,963)
 Principal repayments on notes receivable            29,562,759     11,714,772
 Net investment in participation notes receivable      (270,164)     2,091,826
 Investment in G&W Funding L.P.                        (428,453)      (610,683)
 Advances to affiliated partnerships                   (110,049)             -
-------------------------------------------------------------------------------

Cash used in investing activities                   (10,194,424)    (8,704,126)
-------------------------------------------------------------------------------

                                                      G&W ASSET MANAGEMENT, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          YEARS ENDED DECEMBER 31, 1995 AND 1994





Years ended December 31,                                    1995          1994
===============================================================================
FINANCING ACTIVITIES
 Proceeds of long-term debt, net of placement costs   12,614,930     7,546,137
 Repayments of long-term debt                         (3,684,962)   (1,129,496)
 Proceeds from (repayments of)short-term borrowings   (1,044,000)    1,044,000
 Proceeds from notes payable to affiliates                52,000     1,237,441
 Proceeds from advances from affiliates                  672,500             -
 Proceeds from issuance of common stock, net of cost
  of issuance                                            265,925     1,134,336
 Principal payments under capital lease obligations      (40,099)      (31,072)
 Dividends paid                                         (248,820)      (64,378)
-------------------------------------------------------------------------------

Cash provided by financing activities                  8,587,474     9,736,968
-------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (3,021,644)     (167,202)

CASH AND CASH EQUIVALENTS, at beginning of year        3,444,453     3,611,655
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, at end of year             $  422,809   $ 3,444,453
===============================================================================

                    See accompanying notes to consolidated financial statements.

                                                      G&W ASSET MANAGEMENT, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






1.  SUMMARY OF            NATURE OF BUSINESS
    SIGNIFICANT
    ACCOUNTING POLICIES   G&W Asset Management, Inc. (the "Company") was
                          organized in 1991 and, together with its wholly-owned subsidiaries, is engaged in providing lines of credit to licensed insurance premium finance companies, operating premium finance companies through two of its subsidiaries, and providing servicing and management services. The Company's activities are carried out principally in the states of Florida, Texas and Georgia. The Company limits its lines of credit to those states that have state recovery funds to protect against insolvent insurance companies.

                          PRINCIPLES OF CONSOLIDATION

                          The consolidated financial statements include the accounts of G&W Asset Management, Inc. and its four wholly owned subsidiaries, G&W Financial Corporation
                          (GWFC); Agency Premium Funding, Inc.; Express Premium Finance Company, Inc. and G&W Associates Funding Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

                          Investments in affiliates, in which the Company acts as the general partner, are accounted for using the equity method.

                          Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation. Such reclassification had no effect on net income.

                          USE OF ESTIMATES

                          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management with respect to loan loss reserves are particularly susceptible to significant changes in the economic environment. These estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different from those reported in the financial statements. Management believes that as of December 31, 1995, the estimates used in the financial statements are adequate based on the information currently available.

                          INCOME RECOGNITION

                          Interest income from notes receivable is recognized based on the contractual terms of the respective loan facility. Accrual of interest income on notes receivable is suspended when a note is contractually delinquent ninety days or more. The accrual is resumed when the note becomes contractually current, and past-due interest income is recognized at that time.

                          Interest income from premium finance contracts is recognized using the interest method. Recognition of interest income is suspended upon cancellation of the contract by the insured. Finance charges are subsequently recognized upon the recovery of premiums advanced to insurance companies on behalf of the insured.

                          Servicing fees are recognized as services are rendered.

                          ALLOWANCE FOR POSSIBLE LOSSES

                          The Company periodically evaluates the requirement for providing allowances for possible losses on its notes and premium finance contracts receivable, including refunds receivable from agents on cancelled contracts.
                           Criteria used by management, among others, to
                          evaluate the adequacy of its allowance for possible loss on individual note receivable balances include the financial condition of the insurance premium finance companies, the creditworthiness of its principals, the concentration and ratings of insurance companies underwriting insurance coverage, and the adequacy of the collateral pledged by the borrowers. With respect to premium finance contracts receivable, criteria used by management to estimate the amount of the allowance includes such factors as economic conditions and overall portfolio characteristics and delinquencies. At December 31, 1995, the Company has provided in the aggregate, $4,035,000 in allowances for possible loan losses in the accompanying consolidated financial statements.

                          On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," an amendment to SFAS No. 114. These standards require that impaired loans be valued based on the present value of these loans' estimated cash flows at each loan's observable market price. Adoption of the above standards did not have a significant impact on the financial condition or results of operations of the Company.

                          PROPERTY, EQUIPMENT AND DEPRECIATION

                          Property and equipment are stated at cost.
                          Depreciation is computed over the estimated useful lives of the assets on accelerated methods for both financial reporting and income tax purposes.

                          DEBT ISSUANCE COSTS

                          Costs incurred in obtaining financing through private and public placements of long-term debt are deferred and amortized using a method which approximates the interest (level-yield) method over the term of the related notes.

                          INCOME TAXES

                          The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).

                          CASH EQUIVALENTS

                          Cash equivalents are stated at cost, which approximates market value, and include money market accounts with original maturities of three months or less.

                                                      G&W ASSET MANAGEMENT, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






                          FAIR VALUE OF FINANCIAL INSTRUMENTS

                          The Company has a number of financial instruments, principally represented by its receivables and notes payable, none of which are held for trading purposes. The Company estimates that the fair value of its financial instruments at December 31, 1995, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The Company's receivables are short-term in nature and bear interest at rates which the Company believes represent current market rates, that is, rates at which the Company currently renews or extends funds, accordingly, carrying value is deemed to approximate fair value. The Company's notes payable bear interest at both fixed and floating rates which in the aggregate result in an effective interest rate which approximates management's estimate of the Company's incremental borrowing rate, accordingly, carrying value is deemed to approximate fair value. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                          NEW ACCOUNTING PRONOUNCEMENTS

                          During 1995, SFAS No. 123, "Accounting for Stock Based Compensation" was issued. The new standard allows companies to continue to record compensation cost under Accounting Principles Board Opinion ("APB") No. 25 or to record compensation cost based on the fair value of stock based awards. Management has decided to continue using its current accounting policy under APB No. 25; and as a result, adoption of SFAS No. 123 will not affect the financial condition or results of operations of the Company. SFAS No. 123 does, however, require certain pro forma disclosures reflecting what compensation cost would have been if the fair value based method of recording compensation expense for stock based compensation had been adopted. The disclosure requirements of SFAS No. 123 will be adopted by the Company in 1996.

                                                      G&W ASSET MANAGEMENT, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






2.  FUTURE PROSPECTS      The financial statements have been prepared on a
                          going-concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The
                          Company has suffered recurring losses from operations and has a consolidated net capital deficiency of $6.4 million at December 31, 1995. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are discussed below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          During 1995, the Company determined that its portfolio of premium finance contracts was not performing as had been previously estimated and, consequently, a significant provision for loan losses and resulting addition to the allowance for loan losses was required as of and for the year ended December 31, 1995. Further, the Company determined that certain notes receivable and participation notes receivable currently in default required a significant allowance for possible loan losses (see Note 20. Fourth Quarter Adjustments).

                          Management has taken steps to deal with these matters, including changes to certain underwriting procedures, changes in certain personnel, and the aggressive pursuit of its legal remedies with respect to the collection of amounts owed to the Company.

                          The Company currently is actively seeking additional financing through any combination of debt and equity and has retained investment advisors to assist in identifying and securing additional financing. No assurances can be given that such financing will be obtained or that, in the event such financing is obtained, that the Company will achieve profitability or positive cash flow.

                                                      G&W ASSET MANAGEMENT, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






3.  MERGER OF THE         On March 23, 1994, the Company acquired the voting
    COMPANY AND           common stock of an affiliated company, G&W Financial
    ACQUISITIONS          Corporation, (GWFC) in exchange for $100,000 in notes
                          payable to the Company's stockholders. The acquisition was recorded as a merger of the two companies accounted for in a manner similar to a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of GWFC for all periods presented.

                          In 1994, the Company acquired all of the outstanding common stock of two premium finance companies for a note payable totalling $295,000. At December 31, 1995, the remaining face amount due under the note was $225,000 which is included, net of $65,889 discount for imputed interest, in notes payable. The acquisitions were accounted for under the purchase method. Accordingly, the purchase prices were allocated to assets acquired based on their estimated fair values. This treatment resulted in the recognition of goodwill of approximately $240,000. Such goodwill is being amortized on a straight-line basis over 10 years. The results of operations of the acquired companies have been included in the consolidated results of operations since the dates of their respective acquisition. The acquisitions did not have a material pro forma impact on operations.

4. NOTES RECEIVABLE       Notes receivable consist of 19 revolving credit
                          facility loans to insurance premium finance companies at rates ranging from 12% to 18%. The maximum advances under the credit facilities total
                          $27,000,000.  As of December 31, 1995, $17,795,000 had
                          been advanced under the credit facilities. The notes receivable are due on demand and are collateralized by certain invoices, insurance premium finance contracts and accounts receivable of the insurance premium finance companies. Additionally, the notes are personally guaranteed by the owners of the insurance premium finance companies. The note agreements provide for certain monthly servicing fees, in addition to contractual interest, at .50% of the aggregate outstanding balance. The insurance premium finance companies are required to deposit into a Company controlled bank account, all collections on the financed insurance premiums, interest earned plus any application fees, late fees, and other administrative fees. At December 31, 1995, there was $1,020,817 of accrued interest receivable on these notes.

                                                      G&W ASSET MANAGEMENT, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





5. PARTICIPATION          Participation notes receivable consist of the
   NOTES RECEIVABLE       Company's share of amounts due under certain
                          participating loan agreements.  These agreements are
                          with two affiliated limited partnerships, American
                          Premium Finance Cash Flow Fund I, LP (APFI) and
                          American Premium Finance Cash Flow Fund II, LP
                          (APFII).  A company owned by the Company's
                          stockholders is the general partner in APFI, and the
                          Company is the general partner in APFII. The Company
                          manages the operations of APFI and APFII.  The Company
                          has undivided participation interests in loans made to
                          certain insurance premium finance companies by APFI
                          and APFII.  The participation consists of interest at
                          14% on the notes plus a participation on the loan
                          servicing charges.  The participation percentages are
                          determined by the amounts of funds advanced by the
                          Company as compared to the total funds advanced to the
                          insurance premium finance companies.   These demand
                          notes are collateralized by certain premium finance contracts and all accounts receivable of the insurance premium finance companies. The insurance premium finance companies are required to deposit into a Company controlled bank account, all collections on the financed insurance premiums plus any application fees, late fees and other administrative fees. These funds received are then divided between APFI, APFII and the Company based on the participation percentages. Additionally, the notes are personally guaranteed by the owners of the insurance premium finance companies.


6. PREMIUM FINANCE        Two of the Company's subsidiaries originate premium
   CONTRACTS              finance contracts directly with individuals over terms
                          not exceeding 12 months at interest rates established by state jurisdictions. In originating such contracts, individuals execute promissory notes in favor of the originators to obtain financing of the insured's coverage which is, generally, car insurance.
                          Risk of loss is mitigated to some extent by a significant advance payment by the insured, generally
                          25%, to the insurance company. Upon cancellation of a policy, the Company is entitled to receive all unearned premiums from the insurer. At December 31, 1995, the Company had contracts outstanding of $3,196,180, net of reserves for loan losses
                          ($1,475,000) and unearned interest ($328,000), of
                          which approximately $1.6 million was due from insurance companies.

                                                      G&W ASSET MANAGEMENT, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





7. PROPERTY AND
   EQUIPMENT              Property and equipment consists of the following:
                          Leasehold improvements                              $  18,958
                          Automobiles                                            32,899
                          Equipment under capital lease                         214,127
                          Furniture and fixtures                                249,338
                          --------------------------------------------------------------
                                                                                515,322
                          Less:  accumulated amortization and
                            depreciation                                       (238,165)
                          --------------------------------------------------------------
                                                                              $ 277,157
                          ==============================================================


8. DEBT ISSUANCE          The Company raises capital through the consummation of
   COSTS                  private and public placements of long-term debt
                          financing. In connection with these offerings, the Company has incurred certain commissions and marketing costs. Commissions are payable in annual installments through 1996 totalling $267,735. These costs have been deferred and are being amortized over the respective terms of the notes. Total debt issuance costs, net of accumulated amortization, amounted to $1,919,718 at December 31, 1995.

9. INVESTMENT IN G&W      In June 1994, G&W Funding Master Trust (Trust) was
   FUNDING, L.P.          established to purchase premium finance contracts
                          (Contracts) from G&W Funding L.P. (GWFLP). GWFLP was established to acquire from its limited partners for sale to the Trust certain eligible Contracts up to a maximum of $25 million. G&W Associates Funding
                          Corporation (Funding Corp), a wholly owned subsidiary of the Company, is the general partner of GWFLP.

                          The Trust is funded by the sale of Certificates representing individual beneficial ownership interests in the Trust. The Certificates bear interest at rates of 8.13% and 9.53%, depending on date of issuance, and such interest is payable on a monthly basis. The Company and GWFLP are not Certificate holders and thus have no beneficial ownership in the Trust. The sale of the Contracts to the Trust are without recourse to GWFLP and are initially funded at 84% of the outstanding contract principal amount. The difference between the principal amount of the Contracts and the amount funded by the Trust is accounted for as an investment in GWFLP on behalf of the limited partners originating the contracts. Two of the Company's subsidiaries own 33.65% limited partnership interests in GWFLP and have made investments in the Partnership equal to $1,039,137. Such investments are used by GWFLP to (i) pay closing costs, (ii) fund a liquidity account maintained by the Trust, and
                           (iii) provide excess collateral to the Trust. Subsequent sales of Contracts to the Trust are funded at 100% of the unpaid principal balances of the Contracts.


                           During 1995 and 1994, the Company's two premium finance subsidiaries sold $11.3 million and $4.5 million of premium finance contracts receivable to GWFLP which, in turn, were sold to the Trust. These sales have been reflected as a reduction of premium finance contracts receivables in the accompanying consolidated balance sheet. The sale of receivables to GWFLP are made with recourse limited to the extent of the Company's investment in GWFLP. As of December 31, 1995, the Company's investment in GWFLP was $1,039,137. The Company's allowance for potential losses on premium finance contracts receivable contemplates the expected collectibility of all premium finance contracts receivables, including receivables sold. At December 31, 1995, approximately $2.25 million of receivables sold to GWFLP remain outstanding.

                           The Company is entitled to receive a Placement Fee of 1.6% of the principal amount of Certificates purchased by the Trust. The Placement Fee is payable from the Trust over a 60-month period. In addition, the Company has entered into a Servicing Agreement with the Trust to provide contract administration and collecting services for a monthly fee equal to .265% times the average principal of Contracts outstanding for the month. The Company recognized $479,136 and $108,499 in Servicing Fees and Placement Fees from the Trust during the years ended December 31, 1995 and 1994, respectively.

                           The Company is entitled to 2% of the aggregate principal value of Contracts sold to the Trust for reimbursement of costs associated with the formation of the Trust and the placement of Contracts.

                                                      G&W ASSET MANAGEMENT, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






                          For the years ended December 31, 1995 and 1994, GWFLP recorded net earnings of $186,738 and $102,183, respectively (unaudited) on revenues of $1,251,638 and $725,804, respectively (unaudited). The Company's equity in the net earnings was $13,601 and $35,819 (unaudited) for the years ended December 31, 1995 and 1994, respectively. At December 31, 1995 and 1994, GWFLP had total assets of $2,761,106 and $2,157,190, respectively (unaudited), and partners' capital of $2,798,129 and $1,613,894, respectively (unaudited).

                          GWFLP is obligated to maintain a Contracts collateral ratio equal to 113% of the principal balance of Trust Certificates issued and is maintained in this ratio.

                          GWFLP is entitled to receive the residual assets of the Trust upon termination in June 1999, after the payment of the remaining Certificate principal and accrued interest.

10. INVESTMENTS IN AND    The Company is a participant in a joint venture to
    ADVANCES TO           develop and sell certain low income housing
    AFFILIATED            properties.  The joint venture agreement requires the
    PARTNERSHIPS          Company to advance the initial funds to locate
                          appropriate sites and obtain financing.  Through
                          December 31, 1995, the Company has invested and advanced, net of reimbursements, a total of $88,328 to this joint venture for a 37% interest.

                          The following is a summary of the Company's various partnership investments and selected unaudited financial information.

                          The Company, as the general partner, has a 1% ownership interest in American Premium Finance Cash Flow Fund II, L.P. ("APFII"), a limited partnership formed in April 1991 to loan money to insurance premium finance companies in a fashion similar to the Company's operations. The Company also manages the operations of APFII. For the years ended December 31, 1995 and 1994, APFII recorded net loss of $(155,955) and $(3,257), respectively, on revenues of $16,555 and $377,847, respectively. The Company's equity in the net loss is $(15,596) and $(33), respectively, for the years ended December 31, 1995 and 1994. At December 31, 1995, APFII had working capital of $1,064,188, total assets of $2,315,013, and partners' capital of $1,150,414.

                          The Company, as the general partner, has a 1% ownership interest in G & W Premium Finance, L.P.
                          (GWLP), a limited partnership formed in May 1992 to loan money to insurance premium finance companies in a fashion similar to the Company's operations. The Company manages the operations of GWLP. For the years ended December 31, 1995 and 1994, GWLP recorded net loss of $(1,500) and $(1,581) on revenues of $212,418 and $346,818, respectively. The Company's equity in the net loss is $(15) and $(16) for the years ended December 31, 1995 and 1994, respectively. At December 31, 1995, GWLP had working capital of $2,290,869, total assets of $2,720,506, and partners' capital of $2,658,908.

                          The Company, as the general partner, has a 1% ownership interest in G&W Premium Finance II, L.P. (GWIILP), a limited partnership formed in August 1994 to loan money to insurance premium finance companies in a fashion similar to the Company's operations. The Company manages the operations of GWIILP. For the years ended December 31, 1995 and 1994, GWIILP recorded net earnings (loss) of $(15,698) and $8,072 on revenues of $181,543 and $62,024, respectively.
                          The Company's equity in the net earnings is (1,570) and $807 for the years ended December 31, 1995 and 1994, respectively. At December 31, 1995, GWIILP had working capital of $1,315,985, total assets of $1,513,748, and partner's capital of $1,501,174.

11. NOTES PAYABLE AND
    RELATED SUBSEQUENT    Notes payable consists of the following:
    EVENT

                          Current interest notes of GWFC to individual
                          investors, which mature December 31, 1998,
                          described below:                                   $9,957,000

                          Capital appreciation notes of GWFC to
                          individual investors, which mature December
                          31, 1998, described below:                          5,260,074

                          Recourse notes payable to individuals with interest payable monthly and principal due after sale and acceptance of the note agreement by the Company as follows:

                             13% recourse notes; 36 month term                  690,000

                             12% recourse notes; 60 month term                2,634,184

                                                                              19

                                                      G&W ASSET MANAGEMENT, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             12% recourse notes; 60 month term                2,755,350

                             11% recourse notes; 72 month term                  440,000

                             11% recourse notes; 36 month term                2,354,210

                             10% recourse notes; 60 month term                1,666,200

                             10% recourse notes; 36 month term                1,236,000

                             10% recourse notes; 36 month term                  581,000

                             10% recourse notes; 36 month term                  379,000

                             9% recourse notes; 24 month term                   472,000

                             9% recourse notes; 24 month term                    25,000

                             8% recourse notes; 12 month term                    17,000

                             7-1/2% recourse notes; 12 month term               193,000

                          Other notes payable at various interest rates         169,716

                          Notes payable to stockholders bearing interest at
                          6%; due March 31, 1999                                100,000
                          --------------------------------------------------------------

                                                                            $28,929,734
                          ==============================================================


                          The Current Interest Notes require quarterly interest payments while the Capital Appreciation Notes require interest to be reinvested and compounded quarterly until maturity. The Current Interest Notes and Capital Appreciation Notes bear interest at 3% above the five-year U.S. Treasury Note, with a 9% minimum and a 12.5% maximum rate. The interest rate at December 31, 1995 was 9.0%.

                          The Current Interest and Capital Appreciation Notes are general obligations of the Company and are collateralized by the assets of GWFC, including a specific assignment of notes receivable. The remaining notes were issued in private placements by the Company from 1991 to 1995 and are collateralized by premium finance contracts, participation notes receivable and notes receivable from finance companies. The investors have an option to renew their respective note agreements at the end of the initial term at the then prevailing interest rate.

                          The amount of compounded unpaid interest on the Capital Appreciation Notes included in long-term debt in the accompanying balance sheet at December 31, 1995 was $587,074. Future maturities of principal on the notes are as follows:

                                  Year                             Amount
                          ---------------------------------------------------
                                  1996                          $ 2,433,951
                                  1997                            1,822,975
                                  1998                           17,067,074
                                  1999                            1,515,000
                                  2000                            5,650,734
                                  Thereafter                        440,000
                          ---------------------------------------------------
                                                                $28,929,734
                          ===================================================


                          Subsequent to December 31, 1995, the Company received proceeds of $1,423,000 pursuant to a private placement memorandum to raise a maximum of $2,500,000 of additional debt.


12. NOTES PAYABLE TO      Notes payable to affiliates consist of the following:
    AFFILIATES
                          Participation note payable to GWLP    $   480,192
                          Participation note payable to GWIILP    1,059,130
                          Unsecured note payable to GWLP             72,000
                          Unsecured note payable to GWIILP          208,119
                          ---------------------------------------------------

                                                                 $1,819,441
                          ===================================================

                          Participation notes payable are due to GWLP and GWIILP for proceeds used to originate notes receivable to premium finance companies for which GWLP and GWIILP have undivided participation interests. Interest is payable to GWLP and GWIILP at 16% plus a participation on the loan servicing charges which are passed through to GWLP and GWIILP. The participation notes payable are due on demand and are collateralized by notes receivable from insurance premium finance companies. At December 31, 1995 and 1994, there is $10,657 and $42,784,

                                                      G&W ASSET MANAGEMENT, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






                          respectively of accrued interest and servicing fees payable relating to the participation notes payable. The unsecured notes payable to GWLP and GWIILP bear interest at 16% and are due on demand.

13. CAPITAL LEASE
    OBLIGATION            The present value of future minimum capital lease
                          payments as of December 31, 1995 is as follows:

                                Year                                        Amount
                          ---------------------------------------------------------
                                1996                                      $ 57,799
                                1997                                        57,799
                                1998                                        42,398
                                1999                                         7,843
                                2000                                         1,961
                          ---------------------------------------------------------

                                Total minimum lease payments               167,800

                                Less amount representing interest           32,211
                          ---------------------------------------------------------

                                Present value of minimum lease payments   $135,589
                          =========================================================


14. INCOME TAX EXPENSE    At December 31, 1995, the Company had net operating
    (BENEFIT)             losses to offset future taxable income of
                          approximately $4,200,000 which expire in 2009 and 2010. The tax effect of the net operating loss carryforwards that give rise to a deferred tax asset is approximately $1,400,000. However, the Company has provided a valuation allowance equal to such deferred tax asset at December 31, 1995.

15. LITIGATION            One of the Company's subsidiaries has two of its loans
                          in litigation as of December 31, 1995. Both of these loans are currently in default and have been accelerated by the Company. The current balances on these loans at December 31, 1995 are approximately
                          $1,000,000. The Company has established bad debt reserves of $500,000 for these loans. The Company has a crime policy in place that may be used up to $500,000 per incident if theft is an issue in these lawsuits.

                                                      G&W ASSET MANAGEMENT, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







                          The Company and two of its limited partnerships (LP) have initiated legal proceedings seeking recovery against the holders of two outstanding loans due to the LP which are currently in default and in which the Company participates. The LP has obtained a default judgment against a guarantor of one of the outstanding loans, however, at this time both loans remain in default and the Company and its LP are continuing to pursue collection on the loans. At December 31, 1995, the Company's participation share was $1,171,000. The Company has established reserves of $590,000.

                          The Company was served with a lawsuit filed against it during the third quarter of 1995. One of the premium finance companies to which the company has a loan, filed a lawsuit in order to be released from the remainder of the loan to the Company. The Company anticipates the lawsuit to be withdrawn or settled. The balance outstanding on the loan is approximately $200,000. The Company believes that it will ultimately collect substantially all amounts owed under this loan and, accordingly, no specific loss reserve has been established.

                          Management believes that the ultimate resolution of these matters will not have a material adverse effect upon the financial position of the Company.

16. 12% CUMULATIVE        Through December 31, 1995, the Company has issued
    CONVERTIBLE           248,820 shares of 12% Cumulative Convertible Preferred
    PREFERRED STOCK       Stock, $10 par value to investors plus 248,820
                          redeemable warrants to purchase Class B common stock for an aggregate of $2,488,200 in cash ($2,188,030 net of aggregate issuance costs). The terms of the Cumulative Convertible Preferred Stock provide for annual cumulative dividends of $1.20 per share, $0.20 of which will not be distributed but will accrue to the liquidation value and redemption price.
                          Distributable dividends are payable quarterly commencing on the second dividend date (as defined) after issuance. At December 31, 1995, preferred cumulative stock dividends in arrears totalled
                          $284,000. At its option, the Company may redeem the Cumulative Convertible Preferred Stock after December
                          31, 1995 at $10 per share plus accrued and unpaid dividends. The Cumulative Convertible Preferred Stock may be converted at any time into Class B common stock, at the option

                                                      G&W ASSET MANAGEMENT, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          of the holders, at a 1.42 to 1 conversion rate. In connection with the preferred stock offering, an additional 248,820 redeemable warrants have been issued to placement agents. The 497,640 aggregate redeemable warrants to purchase Class B common stock are exercisable upon issuance through December 31, 1998 at an exercise price of one dollar per share.



17. COMMON STOCK          (a) Common Stock Transaction

                          The Company's Board of Directors voted to approve a 1:0 to 1:42 reverse stock split effective for all Common A stock as of June 15, 1995. The stock split was done in conjunction with a private placement common stock offering for Common A and B stock. The stock offering by the Company is for $6.50 a share for both A and B stock. The purchaser must purchase stock in units consisting of one share of A and four shares of B stock. As of December 31, 1995, the Company had sold $416,813 ($265,925 net of issuance costs) of A and B stock. The table below illustrates the stock shares at December 31, 1994, after the reverse stock split on June 15, 1995 and as of December 31, 1995 after stock sales.

                                          December 31, 1995      June 15, 1995     December 31, 1994
                                          -----------------      -------------     -----------------
                                            Shares    Dollars     Shares  Dollars    Shares   Dollars
                          ============================================================================
                          Class A         3,012,825   $ 53,285  3,000,000     $100  4,250,000     $100
                          Class B            51,300    212,740          -        -          -        -

                          Each unit of common stock purchased is accompanied by a redeemable warrant to purchase two shares of class B stock. The warrants can be exercised anytime before December 31, 2000 at $8.25 per share. The warrants are redeemable at the option of the Company at $.50 each anytime after December 31, 1995. At December 31, 1995, there were 12,825 warrants outstanding.

                                                      G&W ASSET MANAGEMENT, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






                          The common stock offering was set up with a repurchase trust agreement for 18% of the amount raised. The trust is controlled by the Company and will be a restricted asset. Accordingly, $75,025 has been reflected as restricted cash in the December 31, 1995 consolidated balance sheet.


                        (b) Stock Options

                          The Company has a Stock Option Plan which provides for the issuance of stock options to certain eligible employees. An aggregate of 1,000,000 shares of Class B common stock is reserved for issuance upon the exercise of options to be granted under the Plan. There were no stock options granted through December 31, 1995.

18. OTHER RELATED         The Company manages the operations of APFI, APFII,
    PARTY TRANSACTIONS    GWLP and GWIILP.  The affiliates pay monthly
                          management fees to the Company for these services.
                          During the year ended December 31, 1995, the Company received management fees from APFI, APFII, GWLP and GWIILP of $0, $36,000, $36,000 and $36,000,
                          respectively. During the year ended December 31, 1994, the Company received management fees from APFI, APFII, GWLP and GWIILP of $6,000, $36,000, $36,000 and
                          $12,000, respectively. The Company paid $0 and $42,911 to its majority stockholder in 1995 and 1994, respectively, for marketing and other services performed on behalf of the Company.

19. BUSINESS AND          The Company's notes receivable are made to licensed
    CREDIT                premium finance companies for the purpose of financing
    CONCENTRATIONS        insurance premium finance contracts originated by the
    AND ALLOWANCE         Company's borrowers.  Many of the premium finance
    FOR POSSIBLE          contracts, including those of the Company's premium
    LOW LOSSES            finance subsidiaries, finance substandard auto
                          insurance and other personal property lines of credit.
                          The Company's notes receivable are concentrated with companies doing business principally in the states of Texas and Florida. Further, the notes receivable are concentrated among approximately twenty premium finance companies, including five such companies which comprise 19%, 18%, 16%, 13% and 11%, respectively (77% in the aggregate) of the aggregate notes receivable outstanding at December 31, 1995. This concentration

                                                      G&W ASSET MANAGEMENT, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          of credit risk exposes the Company to a greater risk of loss than would be the case with greater diversification.

                          To mitigate the Company's exposure to credit risk, the Company as a matter of policy, generally requires the insurance premium finance companies to receive a 25% down payment from insured individuals, restricts concentrations of insurance companies underwriting policies to less than 20% of the insurance premium finance company's business and enters into loan agreements with insurance premium finance companies operating in states covered by state-sponsored recovery funds. Such recovery funds provide for the recovery of unearned premium payments, subject to nominal deductible amounts, from insolvent insurance companies.

     The following table summarizes the changes in the allowance for possible loan losses for the years ended December 31:



ALLOWANCE FOR POSSIBLE LOAN LOSSES:                       1995          1994
                                                       ----------     ---------
Balance, beginning of year                             $  150,772     $       -

Provision for possible loan losses                      4,565,986       150,772

Loans charged-off                                        (681,758)            -

Recoveries                                                      -             -
                                                        ----------    ---------

Balance, end of year                                    $4,035,000    $ 150,772
                                                        ==========    =========


The recorded investment in impaired loans at December 31, 1995 was $7.6 million of which 7.4 million had an allowance for possible loan losses of 2.6 million and the remaining $200,000 impaired loans did not have any allowance because it is deemed adequately collateralized. The average investment in impaired loans for the year ended December 31, 1995 amounted to $3.2 million.

                                                    G&W ASSET MANAGEMENT, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




20. FOURTH QUARTER        During the fourth quarter of 1995, the Company made
    ADJUSTMENTS           adjustments to its allowances for possible loan losses
                          which increased the consolidated net loss and consolidated stockholders' deficit by $4,400,000. Of these adjustments, $2,000,000 relate to previously issued quarterly data which, on a restated basis, increased the 1995 second quarter consolidated net loss by $800,000 from $494,423 to $1,294,423, and, increased the 1995 third quarter consolidated net loss by $1,200,000 from $436,914 to $1,636,914.


21. SUPPLEMENTAL          Cash payments for interest amounted to $2,521,016 and
    DISCLOSURES           $1,453,168 for the years ended December 31, 1995 and
                          1994.

                          In 1994, the Company acquired $55,000 in net assets and recorded $240,000 as goodwill in its acquisition of two premium finance companies for cash and notes payable totalling $295,000.


                          In Note 3, in 1994, the Company acquired all the net assets of an affiliated company in exchange for $100,000 in promissory notes.

                          During 1995, the Company entered into a capital lease in the amount of $35,422.

                          Depreciation expense amounted to $102,162 and $73,668 in 1995 and 1994.

                          Rent expense amounted to $60,000 and $24,450 in 1995 and 1994.

                                                      G&W ASSET MANAGEMENT, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



22. SEGMENT INFORMATION                                                   1995            1994
                        ======================================================================
                        REVENUES
                          Providing lines of credit                $ 2,460,000     $ 1,641,000
                          Operating premium finance companies        2,006,000         879,000
                          Servicing and management                     969,000         452,000
                        ----------------------------------------------------------------------
                                                                   $ 5,435,000     $ 2,972,000
                        ======================================================================

                        OPERATING INCOME (LOSS)
                          Providing lines of credit                $(4,009,000)    $(1,650,000)
                          Operating premium finance companies       (2,732,000)         54,000
                          Servicing and management                     238,000          81,000
                        ----------------------------------------------------------------------

                                                                   $(6,503,000)    $(1,515,000)
                        ======================================================================

                        IDENTIFIABLE ASSETS
                          Providing lines of credit                $19,865,000     $16,273,000
                          Operating premium finance companies        5,336,000       4,910,000
                          Servicing and management                     882,000         776,000
                        ----------------------------------------------------------------------

                                                                   $26,083,000     $21,959,000
                        ======================================================================

                        CAPITAL EXPENDITURES
                          Providing lines of credit                $         -     $    18,000
                          Operating premium finance companies                -               -
                          Servicing and management                      13,000         204,000
                        ----------------------------------------------------------------------

                                                                   $    13,000     $   222,000
                        ======================================================================

                        DEPRECIATION AND AMORTIZATION
                          Providing lines of credit                $   906,000     $   534,000
                          Operating premium finance companies                -               -
                          Servicing and management                     105,000          87,000
                        ----------------------------------------------------------------------

                                                                   $ 1,011,000     $   621,000
                        ======================================================================


                                                                              28