Form 10QSB
period 1996-09-30
G & W FINANCIAL CORP
filed 1996-11-18
CIK 893810

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

                                     OR

[ ]       Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from         to
                              ---------  ----------

Commission file number 33-53656A

                          G&W FINANCIAL CORPORATION
      (Exact Name of Small Business Issuer as Specified in Its Charter)


                 Georgia                               58-2015438
      (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

           1800 Lake Park Drive, Suite 100, Smyrna, Georgia 30080
                  (Address of Principal Executive Offices)

                               (770) 432-2284
               (Issuer's Telephone Number, Including Area Code)

             1950 Lake Park Drive, Suite 110, Atlanta, GA 30080
       (Former Name, Former Address and Former Fiscal year if Changed
                             Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes                     No
                               ------------           --------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000 shares of common stock

                          G&W FINANCIAL CORPORATION

                                BALANCE SHEET
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                 (Unaudited)


                                                              1996                   1995
                                                              ----                   ----
                                          ASSETS
CURRENT ASSETS
   Cash and cash equivalents                              $     7,636             $     8,663
   Accounts receivable                                        969,769                       0
   Interest receivable                                        277,986               1,012,358
   Notes receivable (NOTES 3 AND 4)                         6,598,186              10,266,499
                                                          -----------             -----------
     Total Current Assets                                   7,853,577              11,287,520
                                                          -----------             -----------

OTHER ASSETS
   Debt issuance costs, net of accumulated amortization       845,429               1,117,085
                                                          -----------             -----------
     Total Other Assets                                       845,429               1,117,085
                                                          -----------             -----------

TOTAL ASSETS                                              $ 8,699,006             $12,404,605
                                                          ===========             ===========

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Due to affiliate                                       $         0             $   613,417
   Accrued interest payable                                   224,500                 224,033
   Other accrued expenses                                           0                   8,804
                                                          -----------             -----------
     Total Current Liabilities                                224,500                 846,254
                                                          -----------             -----------

LONG-TERM DEBT (NOTES 3 AND 4)                             15,571,207              15,217,074
                                                          -----------             -----------
TOTAL LIABILITIES                                          15,795,707              16,063,328
                                                          -----------             -----------
STOCKHOLDERS' DEFICIT
   Common stock, par value $.01 per share
     Authorized 10,000,000 shares
     Outstanding 10,000 shares                                    100                     100
  Additional paid-in capital                                   19,900                  19,900
  Deficit                                                  (7,116,701)             (3,678,723)
                                                          -----------             -----------
    Total Stockholders' Deficit                            (7,096,701)             (3,658,723)
                                                          -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $ 8,699,006             $12,404,605
                                                          ===========             ===========

See accompanying notes to financial statements.

                           G&W FINANCIAL CORPORATION

                            STATEMENTS OF OPERATIONS
        FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)


                                                              1996                                 1995
                                                                       YEAR TO                              YEAR TO
                                                   QUARTER              DATE            QUARTER              DATE
                                                   -------              ----            -------              ----
REVENUES
   Interest                                         433,394         $ 1,346,891           536,734          $1,327,032
   Other income                                      24,831              24,831               319               2,539
                                                -----------         -----------         ---------          ----------
     Total Revenues                                 458,225           1,371,722           537,053           1,329,571
                                                -----------         -----------         ---------          ----------

OPERATING EXPENSES
   Interest                                         323,352           1,031,207           337,891           1,107,206
   Bad debt                                       1,445,895           3,435,724                 0              31,611
   Amortization of debt issuance costs               90,552             271,656            54,885             164,655
   General & administrative expenses                     10                  25              (775)              3,025
   Professional fees                                 15,193              62,846            21,320              43,045
   Servicing fees                                         0                   0           108,783             279,305
   Trustee fees                                       5,250               7,763             2,462               9,012
   Other                                                  0                 479                14                 225
                                                -----------         -----------         ---------          ----------
     Total Operating Expenses                     1,880,252           4,809,700           524,580           1,638,084
                                                -----------         -----------         ---------          ----------
LOSS BEFORE INCOME TAXES                         (1,422,027)         (3,437,978)           12,473            (308,513)

INCOME TAXES                                              0                   0                 0
                                                -----------         -----------         ---------          ----------
NET LOSS                                        ($1,422,027)        ($3,437,978)        $  12,473           ($308,513)
                                                ===========         ===========         =========          ==========



See accompanying notes to financial statements.

                           G&W FINANCIAL CORPORATION

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)


                                                                              1996                1995
OPERATING ACTIVITIES
   Net loss                                                                ($3,437,978)         ($308,513)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
       Amortization of debt issuance costs                                     271,656            164,655
       Interest on capital appreciation notes                                  354,133             79,057
       Bad debt reserves                                                     3,103,300                  0
       Changes in assets and liabilities:
         Increase in accounts receivable                                      (969,769)                 0
         Increase in interest receivable                                       734,372           (348,161)
         Increase in due to affiliate                                         (613,417)          (227,891)
         Increase in accrued interest payable                                      467             44,441
         Decrease in other accrued expenses                                     (8,804)           (21,883)
                                                                          ------------        -----------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  (566,040)          (618,295)
                                                                          ------------        -----------
INVESTING ACTIVITY
   Notes receivable (originations) repayments                                  565,013         (4,643,411)
                                                                          ------------        -----------
FINANCING ACTIVITIES
   Proceeds of long-term debt, net of placement costs                                0          4,451,813
   Sales of capital stock                                                            0                  0
                                                                          ------------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            0          4,451,813
                                                                          ------------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       (1,027)          (809,893)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                8,663            918,777
                                                                          ------------        -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $      7,636        $   108,884
                                                                          ============        ===========


See accompanying notes to financial statements.

                           G&W FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS

         G&W Financial Corporation (The Company) is a wholly-owned subsidiary of G&W Asset Management, Inc. (GWAM). The Company was incorporated on September 14, 1992 under the laws of the State of Georgia and commenced its planned operations on June 2, 1993.

         On March 23, 1994, GWAM acquired the voting common stock of the Company in exchange for $100,000 in notes payable to the Company's stockholders.

         The Company was organized for the purposes of engaging in the development and management of investment funds to be loaned to premium finance companies and may engage in any other activities not specifically prohibited to corporations under the laws of the State of Georgia.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements are presented on the going-concern basis of accounting which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and has a net capital deficit of $7.096 million at September 30, 1996. The financial statements included herein have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the audited financial statements.

         In the opinion of the management of the Company, the accompanying unaudited financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the period reported. All adjustments are of a normal recurring nature.

         The results of operations for the above period is not necessarily indicative of the results expected for the year.

                           G&W FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 3 - NOTES AND INTEREST RECEIVABLE

         Notes receivable consist of six 12% revolving credit facility loans and two 14% revolving credit facility loan due from insurance premium finance companies. The maximum advances under the terms of the revolving credit facilities total $15,000,000. As of September 30, 1996, $6,598,186, net of $5,903,300 in bad debt reserves, has been advanced on these notes. The notes receivable are due on demand and are collateralized by certain invoices, insurance premium finance contracts and accounts receivable of the insurance premium finance companies. Additionally, the notes are personally guaranteed by the owners of the insurance premium finance companies. The note agreements provide for monthly servicing fees, in addition to contractual interest, of .50% (one half of one percent) (5 loans) and .33% (one third of one percent) (2 loans) of the aggregate outstanding balance. The insurance premium finance companies are required to deposit, into a Company controlled bank account, all collections on the financed insurance premium, interest earned plus any application fees, late fees, and other administrative fees. At September 30, 1996, the insurance premium finance companies owed the Company $277,986 for accrued interest and servicing fees. The Company has established bad debt reserves of $5,903,300 for various loans and general operating reserves. Of the reserves mentioned above, a $2 million reserve was booked at December 31, 1995 on loans to affiliated companies for the excess of the loan above the affiliates net equity. This reserve is for fair presentation of the Company as a stand alone corporation and is removed during consolidation with the parent company.

NOTE 4 - LONG-TERM DEBT

         At September 30, 1996, long-term debt consisted of:

         Current Interest Notes to individual investors,
         which mature December 31, 1998                            $ 9,980,000

         Capital Appreciation Notes to individual investors,
         which mature December 31, 1998                              5,591,207
                                                                   -----------
                                                                   $15,571,207
                                                                   ===========

         The Current Interest Notes require quarterly interest payments while the Capital Appreciation Notes require interest to be reinvested and compounded quarterly until maturity. Both notes bear interest at 3% above the five year U.S. Treasury Note, with a 9% minimum and a 12.5% maximum rate. The interest rates are set every six months. The interest rate changed to 9.0% on July 1, 1995 and remained at 9.0% on the subsequent dates of January 1 and July 1, 1996.

                           G&W FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 4 - LONG-TERM DEBT - continued

         The Notes are general obligations of the Company and are collateralized by the assets of the Company, including a specific assignment of notes receivable.

         The amount of compounded unpaid interest on the Capital Appreciation Notes included in long-term debt in the accompanying balance sheet at September 30, 1996 was $944,207.

NOTE 5 - LITIGATION

         The Company has two of its loans in litigation as of September 30, 1996. Both of these loans are currently in default and have been called by the Company. There is no way to estimate the amount of potential loss on these loans, accordingly the company has established loss reserves for the full amount of these loans. The current balances on these loans at September 30, 1996 are $1,007,324. There have been no collections received on these loans since the first quarter of 1996 although litigation is in process. The Company does have a crime policy in place that may be used up to $500,000 per incident if theft is a issue in these lawsuits.

NOTE 6 - LOAN LOSSES AND PROVISION FOR LOSSES

         During 1996, the Company has taken an even more aggressive approach to loan evaluations and loss provisions based on two years of experience in loaning funds, knowledge gained from defaulted loans, lawsuits and the assistance of outside consultants. The competition in the premium finance industry over the last twelve months has driven the downpayment received by the premium finance companies significantly lower which in turn increases the potential for higher losses and more risk for the loans the Company has made with premium finance companies. Accordingly, the management has been increasing reserves on the higher risk loans during each quarter of 1996. The Company has established approximately $5,903,000 in reserves on both current and defaulted loans.

                           G&W ASSET MANAGEMENT, INC.

                           CONSOLIDATED BALANCE SHEET
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (Unaudited)


                                                                         1996                    1995
                                    ASSETS                               ----                    ----
  CURRENT ASSETS
   Cash and cash equivalents                                         $   122,009              $   422,480
   Restricted Cash                                                        75,044                        0
   Accounts receivable                                                 1,279,032                  764,318
   Due from affiliates                                                   714,445                  170,484
   Premium finance notes receivable (NOTE 5)                           4,451,989                3,196,293
   Participation and other notes receivable (NOTE 6)                           0                  581,338
   Suspense receivable                                                    62,465                        0
   Interest receivable                                                   245,634                1,020,817
   Notes receivable (NOTES 4 & 8)                                      4,907,361               16,250,709
   Deferred offering costs                                                63,222                   31,446
                                                                     -----------              -----------
     Total Current Assets                                             11,921,201               22,437,885
                                                                     -----------              -----------
PROPERTY AND EQUIPMENT
   Equipment under capital lease                                         214,128                  214,128
   Furniture and fixtures                                                305,668                  301,194
   Less accumulated depreciation and amortization                       (296,440)                (238,165)
                                                                     -----------              -----------
     Total property and equipment                                        223,356                  277,157
                                                                     -----------              -----------


OTHER ASSETS
   Debt issuance costs, net of accumulated amortization                1,551,419                1,919,668
   Investments in and advances to partnerships                         1,029,729                1,385,571
   Other assets                                                           29,396                   62,728
                                                                     -----------              -----------
     Total other assets                                                2,610,544                3,367,967
                                                                     -----------              -----------
TOTAL ASSETS                                                         $14,755,101              $26,083,009
                                                                     ===========              ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                $473,533              $   299,591
   Participation note payable to affiliate                             1,529,441                1,819,441
   Due to affiliate                                                      230,000                  672,500
   Accrued interest                                                      381,207                  355,114
   Suspense reserve                                                       62,465                        0
   Commissions payable                                                         0                   11,200
   Unearned interest                                                     441,723                      113
   Current installment of obligation under capital lease                  30,966                   30,966
   Current maturities of long-term debt (NOTE 7)                       2,315,210                2,564,210
                                                                     -----------              -----------
     Total Current Liabilities                                         5,464,545                5,753,135
                                                                     -----------              -----------

ACCRUED COMMISSIONS                                                       11,322                  256,535
                                                                     -----------              -----------
NOTES PAYABLE TO STOCKHOLDERS (NOTE 3)                                    72,500                   72,500
                                                                     -----------              -----------
OBLIGATIONS UNDER CAPITAL LEASE                                           74,722                  104,624
                                                                     -----------              -----------
LONG-TERM DEBT (NOTE 7)                                               27,020,565               26,265,524
                                                                     -----------              -----------
STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 3)
   12% cumulative convertible preferred stock,
    $10 par value, (aggregate liquidation preference, including dividends in arrears, $2,744,000) authorized 5,000,000 shares,
    issued and outstanding 248,820 shares                              2,168,030                2,188,030
   Common stock, Class A, no par value, authorized
    5,000,000 shares, outstanding 3,021,912 shares (NOTE 9)              112,272                   53,284
   Common stock, Class B, no par value, authorized
    5,000,000 shares, outstanding 87,469 shares (NOTE 9)                 449,088                  212,738
   Additional paid-in capital                                            254,900                  254,900

   Deficit                                                           (20,872,843)              (9,078,261)
                                                                     -----------              -----------
     Total Stockholders' Equity (Deficit)                            (17,888,553)              (6,369,309)
                                                                     -----------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $14,755,101              $26,083,009
                                                                     ===========              ===========


See accompanying notes to financial statements.

                           G&W ASSET MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                      1996                            1995
                                                                             YEAR TO                          YEAR TO
                                                          QUARTER             DATE            QUARTER           DATE
                                                          -------             ----            -------           ----
REVENUES
   Interest                                             $   721,249       $  2,665,969      $1,042,277      $  2,826,393
   Fees                                                     111,246            813,622         378,925         1,148,246
                                                        -----------       ------------      ----------      ------------
   Total Revenues                                           832,495          3,479,591       1,421,202         3,974,639
                                                        -----------       ------------      ----------      ------------
OPERATING EXPENSES
   Interest                                                 760,844          2,368,055         763,618         2,276,731
   Amortization of private placement costs                  159,042            477,126         141,452           415,906
   Bad debt                                               4,101,017         10,338,933         121,245           194,588
   Professional fees                                         53,566            162,706          64,427           177,507
   Depreciation and amortization                             19,425             58,275          26,840            69,867
   Marketing                                                 73,977            200,201         142,949           304,444
   Salaries                                                 217,498            670,233         314,090           905,034
   General and administrative                               207,186            568,160         220,725           662,115
   Service bureau expenses                                   25,475             98,685          32,922           124,766
   Other                                                     23,088            145,049          29,848           110,911
                                                        -----------       ------------      ----------      ------------
   Total Operating Expenses                               5,641,118         15,087,423       1,858,116         5,241,869
                                                        -----------       ------------      ----------      ------------
LOSS BEFORE INCOME TAXES                                 (4,808,623)       (11,607,832)       (436,914)       (1,267,230)

INCOME TAXES                                                      0                  0               0                 0
                                                        -----------       ------------      ----------      ------------
NET LOSS                                                 (4,808,623)       (11,607,832)       (436,914)       (1,267,230)
                                                        ===========       ============      ==========      ============



See accompanying notes to financial statements.

                           G&W ASSET MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


                                                                                1996                1995
                                                                                ----                ----
OPERATING ACTIVITIES
   Net loss                                                                ($11,607,832)         ($1,267,230)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Amortization                                                             477,126              415,906
       Depreciation                                                              58,275               69,867
       Bad debt reserves                                                      7,932,551                    0
       Interest on capital appreciation notes                                   354,133              360,337
       Changes in assets and liabilities:
         Increase in accounts receivable                                       (514,714)            (989,728)
         Decrease in due from affiliates                                       (543,961)             593,283
         Decrease in interest receivable                                        775,183             (379,678)
         Increase in other assets                                                33,332             (306,997)
         Increase in accounts payable and accrued expenses                      173,942              468,791
         Increase in unearned interest                                          441,610              237,278
         Increase in due to affiliates                                         (442,500)                   0
         Increase in accrued interest                                            26,093               70,627
         Increase (Decrease) in accrued commissions                            (256,413)              99,606
                                                                          -------------         ------------
CASH USED IN OPERATING ACTIVITIES                                            (3,093,175)            (627,938)
                                                                          -------------         ------------
INVESTING ACTIVITIES
   Deferred offering costs                                                      (31,776)            (126,374)
   Additions to property and equipment                                           (4,473)             (48,738)
   Participation notes receivable (origination)/reduction                       581,338             (347,664)
   Premium finance contracts origination                                     (1,629,696)            (705,208)
   Notes receivable origination                                               3,784,797           (6,134,937)
   (Investments) receipts in partnerships                                       355,842             (760,039)
                                                                          -------------         ------------
CASH USED IN INVESTING ACTIVITIES                                             3,056,032           (8,122,960)
                                                                          -------------         ------------

FINANCING ACTIVITIES
   Proceeds of long-term debt, net of placement costs                          (326,774)           7,503,958
   Proceeds of issuance of stock, net of costs
     of issuance and restricted proceeds                                        295,338              265,687
   Dividend payments                                                           (186,750)             (85,216)
   Principal payments on stockholder loans                                            0               27,500
   Principal payments under capital lease obligations                            29,902               (9,525)
                                                                          -------------         ------------

CASH PROVIDED BY FINANCING ACTIVITIES                                          (188,284)           7,702,404
                                                                          -------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (225,427)          (1,048,494)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                               422,480            3,444,453
                                                                          -------------         ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $     197,053         $  2,395,959
                                                                          =============         ============

See accompanying notes to financial statements.

                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION

     G&W Asset Management, Inc. (the Company) was organized in 1991 to provide lines of credit to operating licensed premium finance companies in Florida and Georgia and intended to offer financing in other states. The Company has expanded into Louisiana, Texas, Alabama, Tennesse since 1991. The Company limits these lines of credit to those states that have state recovery funds to protect against insolvent insurance companies.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements are presented on the going-concern basis of accounting which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and has a net capital deficit of $17.88 million at September 30, 1996. The consolidated financial statements include the accounts of G&W Asset Management, Inc. and its wholly-owned subsidiaries, including G&W Financial Corporation (GWFC), a Securities and Exchange Commission
     (SEC) registrant. All significant intercompany balances and transactions have been eliminated in consolidation. GWFC makes an elimination entry of $2 million to remove booked reserves, on a stand alone basis, on the loans to affiliates for the loan amount in excess of the equity of the affiliate. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to SEC rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements.

     In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all necessary adjustments to present fairly the financial position, the results of operations and cash flows for the period reported. All adjustments are of a normal recurring nature.

     The results of operations for the above period is not necessarily indicative of the results expected for the year.

                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 3 - MERGER OF THE COMPANY

     On March 23, 1994, the Company acquired the voting common stock of an affiliated company, G&W Financial Corporation, (GWFC) in exchange for $100,000 in notes payable to the Company's stockholders. The acquisition was recorded as (i) a merger of the two companies accounted for in a manner similar to pooling of interests and (ii) distribution to the Company's stockholders. Accordingly, the Company's financial statements have been restated to include the results of GWFC for all periods presented.


NOTE 4 - NOTES RECEIVABLE - FINANCE COMPANIES

     Notes receivable consist of thirteen 12%, one 14%, and one 15.96% revolving credit facilities loans due from insurance premium finance companies. The maximum advances under the terms of the revolving credit facilities total $21,000,000. As of September 30, 1996, $13,965,911 gross, of which $9,058,550 is in bad debt reserves, has been advanced on these notes to non-affiliated companies. The notes receivable are due on demand and are collateralized by certain invoices, insurance premium finance contracts and accounts receivable of the insurance premium finance companies. Additionally, the notes are personally guaranteed by the owners of the insurance premium finance companies. The note agreements provide for monthly servicing fees, in addition to contractual interest, ranging from .00% (zero percent) to .50% (one half of one percent) of the aggregate outstanding balance. The insurance premium finance companies are required to deposit into a Company controlled bank account, all collections on the financed insurance premium, interest earned plus any application fees, late fees, and other administrative fees. At September 30, 1996, the insurance premium finance companies owed the Company $242,848 (net) for accrued interest and servicing fees.

NOTE 5 - PREMIUM FINANCE CONTRACTS

     Two of the Company's subsidiaries originate premium finance contracts directly with individuals over terms not exceeding 12 months at interest rates established by state jurisdictions. The risk of loss has been increased by the downward movement of upfront downpayments in the premium finance market. At September 30, 1996, the Company had contracts outstanding of $4,451,989 (net of bad debt reserves of $0.8 million), of which $2,448,473 was due from insurance companies. The change in reserves are due to the higher reserves for the lower downpayments caused by market competition less actual losses experienced.

                          G & W ASSET MANAGMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 6 - PARTICIPATION NOTES RECEIVABLE

     Participation notes receivable consist of the Company's share of amounts due under certain participating loan agreements. These agreements are with two limited partnership affiliates. The Company has control and manages both partnerships. The Company has undivided participation interests in loans made by the partnerships. The participation consists of interest at 14% and service fees determinined by funds advanced by the Company compared to the total amount advanced. The notes receivable are collateralized by insurance premium finance contracts and accounts receivable of the insurance premium finance companies. Additionally, the notes are personally guaranteed by the owners of the insurance premium finance companies. At September 30, 1996, there is $2,786 of accrued interest receivable on participation notes receivable.

NOTE 7 - LONG-TERM DEBT

     At September 30, 1996, long-term debt consisted of:

     Current Interest 9% Notes to individual investors,
     interest payable quarterly which
     mature December 31, 1998                                            $9,980,000

     Capital Appreciation 9% Notes to individual investors
     interest payable at maturity which
     mature December 31, 1998                                             5,591,207

     Recourse notes payable to individuals with interest payable monthly and principal due after sale and acceptance of the note agreement by the Company as follows:

          11% note, 36 mo. term (due 1996)                                1,858,210

          10% note, 36 mo. term (due 1997 - 1998)                           551,000

          12% note, 60 mo. term (due 1999 - 2000)                         2,644,184

          7.5% note, 12 mo. term, (due 1996)                                 50,000

                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


NOTE 7 - LONG-TERM DEBT - continued

          9% note, 24 mo. term, (due 1997)                            $   487,000

          10% note, 36 mo. term, (due 1998)                               379,000

          12% note, 60 mo. term, (due 2000)                             2,690,350

          8% note, 12 mo. term, (due 1996)                                  - 0 -

          9% note, 24 mo. term, (due 1997)                                 25,000

          10% note, 36 mo. term, (due 1998)                             1,236,000

          10% note, 60 mo. term, (due 2000 - 2001)                      1,716,400

          11% note, 72 mo. term, (due 2001 - 2002)                      1,980,000

     Other notes payable at various interest rates                        147,424
                                                                      -----------
                                                                       29,335,775

     Less current maturities                                           (2,315,210)
                                                                      -----------

                                                                      $27,020,565
                                                                      ===========

     The Current Interest Notes require quarterly interest payments while the Capital Appreciation Notes require interest to be reinvested and compounded quarterly until maturity. Both notes bear interest at 3% above the five year U.S. Treasury Note, with a 9% minimum and a 12.5% maximum rate. The interest rate at September 30, 1996 was 9.0%.

     The other notes were issued in private placements through NASD broker/dealers by the Company and are collateralized by a specific assignment of notes receivable.

     The notes are payable $2,315,210 in 1996, $803,000 in 1997, $17,196,699 in
     1998, $1,125,000 in 1999, $5,875,934 in 2000 and $330,000 in 2001.

                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE 9 - COMMON STOCK (continued)

                          9/30/96                      6/15/95                    12/31/94
                    Shares      Net Dollars      Shares        Dollars       Shares      Dollars
                    ------      -----------      ------        -------       ------      -------
     Class A      3,021,912      $112,272       3,000,000      $    100     4,250,000    $     100

     Class B         87,469       449,088           - 0 -         - 0 -         - 0 -        - 0 -

     Each unit of common stock purchased is accompanied by a redeemable warrant to purchase two shares of class B stock. The warrants can be exercised anytime before December 31, 2000 at $8.25 per share. The warrants are redeemable at the option of the Company at $.50 each anytime after December 31, 1995. At September 30, 1996, there were 21,912 warrants outstanding from the regulation D common stock offering.

     The common stock offering was setup with a repurchase trust agreement for 18% of the amount raised. The trust is controlled by the Company and will be a restricted asset. Accordingly, $75,044 has been presented as restricted cash in the September 30, 1996 Balance Sheet.

NOTE 10 - 12% CUMULATIVE CONVERTIBLE PREFERRED STOCK

     As of September 30, 1996, the Company's preferred stock has accumulated dividends in arrears of approximately $172,000 and an additional accumulated liquidation preference, payable upon liquidation or redemption, of $109,000. Accordingly, the aggregate redemption price of the preferred stock is approximately $2,769,000.

NOTE 11 - LOAN LOSSES AND PROVISION FOR LOSSES

     During 1996, the Company has taken an even more aggressive approach to loan evaluations and loss provisions based on three years of experience in loaning funds, two years experience as a premium finance company, knowledge gained from defaulted loans and assistance from outside consultants. The competition in the premium finance industry has driven the downpayment rates significantly lower over the past 12 to 18 months. The results of the increased competition has been a higher risk of loss on contracts in order to stay competitive in the market. Accordingly, the management has established increased reserves for the results of the higher risk. The Company has established approximately $9,058,550 in reserves on loans and approximately $800,000 in reserves on premium finance contracts of affiliates.

                                     ITEM 2

         ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF G&W FINANCIAL CORPORATION

GENERAL

         Nine Months Ended September 30, 1996

         The following discussion should be read in conjunction with the accompanying unaudited condensed financial statements and notes attached hereto. Such financial statements and information reflect historic operations of G&W Financial Corporation (Company) prior to April 1, 1996. The discussions below are limited to the activities of the Company and are not inclusive of the activities of G&W Asset Management Inc. ("GWAM"), the parent company, other than some references to GWAM because of the inter-relations of the Company and it's parent.

         The Company and GWAM are both highly leveraged corporations. As of September 30, 1996, the Company held eight revolving credit facilities to premium finance companies. The Company's only source of revenue will be the interest, payments and service charges derived from the eight loans and other loans that it may originate (the "Loans"). The expenses of the Company will consist of the Allowed Expenses as that term is defined under the terms of the Indenture, which include (i) fees and expenses to the Trustee (Texas Commerce
Bank), (ii) up to $30,000 per calendar quarter administrative and operating expenses, (iii) servicing fees, (iv) any federal, state and local taxes and assessments, (v) bank service charges and account fees relating to the accounts set up under the Servicing Agreement among the Company, the Trustee and GWAM, the Servicer or pursuant to the Indenture, (vi) any legal or accounting fees for service with regard to Loan origination, and (vii) the cost of reports, certificates and opinions of attorneys and independent accountants required under the Indenture. The Servicing Agreement provides for GWAM to provide all services required to administer the Loans for which GWAM receives a monthly fee of 0.25% (one quarter of 1%) of the aggregate outstanding loan balances per month for the first $5,000,000 in aggregate loans and 0.33% (one third of 1%) per month on the aggregate loan balance over $5,000,000.

         For the nine month period ended September 30, 1996, the Company expensed no fees to GWAM pursuant to the terms of the Servicing Agreement. The earnings of the Company have been insufficient to cover interest payments to current interest noteholders and Allowed Expenses due to lawsuits and loan loss provisions established based on history of findings in the lawsuits and operations. GWAM has subordinated its rights to receive servicing fees and agreed to pay, for the moment, all general and administrative costs, to the extent current earnings remain insufficient to cover such costs. Any future reimbursement will come only from future income above the amount needed to repay the noteholders.

RESULTS OF OPERATIONS

         Nine Months Ended September 30, 1996

         During the nine month period ended September 30, 1996, the Company incurred a net loss of $3,437,978 on total revenues of $1,371,722 as compared to the same period in 1995 net loss of $308,513 on total revenues of $1,329,571. The increase in the September 30, 1996 net loss is primarily attributable to an $3,103,300 increase in the provision for possible loan losses. During 1996, the Company recorded additional allowances of $3,103,300 to increase the total to $5,903,300 in provisions for possible loan losses on loans in excess of $12,501,000 gross (including three loans in default). The Company is aggressively pursuing its legal remedies with respect to collection of these balances.

         The Company's operating activities include providing lines of credit to two affiliated licensed premium finance companies. During 1995, these two affiliated premium finance companies incurred significant operating losses in connection with providing financing on certain insurance premiums. Accordingly, during 1995, the Company recorded an allowance for possible loan losses against the receivables of the two affiliates in the amount of $2,000,000 in order to adjust the carrying value to the book value of the net assets available to pay down the receivables.

       The Company generated revenues of $1,371,722 for the nine month period ended September 30, 1996 compared to $1,329,571 for the nine month ended September 30, 1995. The increase of $42,151 or 3%, reflects the increase in the weighted average notes receivable balance outstanding during the first nine months of 1996, which was funded during the debt issuance.

       Interest expense decreased to $1,031,207 for the nine month period ended September 30, 1996 compared to $1,107,206 for the nine month period ended September 30, 1995. The decrease is due to a reduction in the interest rate paid from 9.8% in June 1995 to 9.0% in September 1996.

       The total provision for loan losses increased to $5,903,300 at September 30, 1996 compared to $115,772 as September 30, 1995. The majority of the increase was in the fourth quarter of 1995 as discussed above. The increase during the nine month period ended September 30, 1996 was $3,103,300. The increase was additional provisions against the defaulted loans and initial provisions against current loans based on more stringent evaluation with assistance of outside consultants.

       Management has determined it is necessary to be more aggressive with loan loss provisions based on two years of experience, the knowledge gained from the due process of attempting to recover defaulted loans and assistance of outside consultants. During 1996, the competitiveness of the premium finance industry has continued which has caused the default rates of the insured and insurance agents to increase. Due to the trend of the market, the management determined that it was necessary during the fourth quarter to obtain the assistance of outside consultants to help evaluate the adequacy of loss reserves, lending criteria and policies to recover defaults. Accordingly, the Company continues to recognize the need for agressive pursuit of the defaulters in addition to increasing its loss reserves by $3,103,300 in the first nine months of 1996 for defaulted loans and current loans for future possible loan losses.

       Management's more aggressive approach includes an evaluation of all loans to determine collectible amounts and to adjust provisions accordingly on a monthly basis. Management is taking the necessary steps to deal with the losses and provisions, including changes in personnel, changes in certain underwriting policies, and the aggressive pursuit of legal remedies with respect to collection of amounts owed under receivables in default. Management is concentrating more on the creditworthiness of the companies, the companies principals and the adequacy of the pledged collateral.

       Amortization of debt issuance costs increased to $271,656 for the nine month period ended September 30, 1996 compared to $164,655 for the nine month period ended September 30, 1995. The increase of $107,001 reflects increases in deferred debt issuance costs until March 30, 1995, when the offering closed.

       Servicing fees to the parent decreased to $0 for the nine month period ended September 30, 1996 compared to $279,305 for the nine month period ended September 30, 1995. The decrease is due to the parent company's subordination of its rights to fees until such time as the Company is sufficiently profitable to cover all prior losses and debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

       Nine Months Ended September 30, 1996

       During the nine months ended September 30, 1996, the Company incurred a net loss of $3,437,978, had $566,040 in negative cash flow from operations and, as of September 30, 1996, had a net capital deficiency of $7,096,701. The Company's parent incurred a consolidated net loss of $11,607,832, had $3,093,175 in negative cash flow from its consolidated operating activities and, as of September 30, 1996, had a consolidated net capital deficiency of $17,888,553. Management's plans in regard to these matters are discussed below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Cash used in operating activities was $566,040 for the nine months ended September 30, 1996 compared to $618,295 for the nine months ended September 30, 1995. The net loss for the nine months ended September 30, 1996 was incurred principally as a result of the $3,103,300 non-cash provision for possible loan losses, $271,656 non-cash amortization and $354,133 non-cash deferred interest on capital appreciation notes.

        There was positive cash provided by investing activities of $565,013 for the nine months ended September 30, 1996. The positive cash was due to collections on existing loans being closed out. As of September 30, 1995, the Company used cash in investing activities of $4,643,411 to fund new and existing loans.

        The Company currently is actively seeking additional financing through a combination of debt and equity and has retained investment advisors to assist in identifying and securing additional financing. No assurances can be given that such financing will be obtained or that, in the event such financing is obtained, that the Company will achieve profitability or positive cash flow. The parent company is also considering a restructuring of its current debt.

        During 1996, the Company has taken an even more aggressive approach to loan evaluation and loss provisions with assistance from outside consultants. The results of this approach not only has an effect on operating losses but also on cash flow. The nature of this business is such that the timely return of principal in order to generate new loans determines the profitability of the Company. Accordingly, the defaults on the outstanding loans have impeded the profitability and general liquidity of the Company.

        The Company has a commitment to fund $14.0 million in loans to insurance premium finance companies. At September 30, 1996, the Company had advanced $12,501,486 under the credit facilities, including $5,141,034 to affiliates. It is anticipated that the Company can meet the demands of the insurance premium finance companies to fund loans to them as they originate premium finance contracts by taking proceeds from defaulted contracts and using those proceeds to meet the current contract demands.

        The loan portfolio of the company is collateralized by insurance premium finance contracts which finance nonstandard auto insurance and other personal property lines of insurance. The Company, as a matter of policy, generally requires a minimum downpayment of at least 15%, restricts concentrations of insurance company underwriting policies to less than 20% for any one company of the total portfolio and only finances in states that have a state-sponsored recovery fund in order to reduce the risk of loss in the transaction. The state recovery funds provide a means for collection of unearned premiums from insurance companies that become insolvent.

CAPITAL RESOURSES

        The Company's primary source of capital is from proceeds generated from the placement of its Notes, through an active public registration placed by NASD broker/dealers to individual investors. The maximum aggregate offering price was $20,000,000 consisting of $10,000,000 under the Current Interest Notes and $10,000,000 under the Capital Appreciation Notes. As of September 30, 1996, the Company has raised $9,980,000 and $4,647,000 of the Current Interest and Capital Appreciation Notes, respectively. The offering was closed on March 30, 1995.

INFLATION

        The effect of inflation and the increase in interest rates have not adversely affected the Company in 1996. The per annum cost of the notes is 9.0% as of September 30, 1996 and the Company expects that rate to remain during 1996. The rates adjust semi-annually on January 1 and July 1 of each year based on the five-year U.S. treasury notes as quoted in the Wall Street Journal. The rate has a floor and a ceiling of 9.0% and 12.5% respectively.

OUTLOOK FOR REMAINDER OF 1996

       The Company does not expect any changes in the market for the remainder of the year. During 1996, the competition in the premium finance industry has continued the trend of lower downpayments which creates higher defaults by insureds and insurance agents. There have been some indications that the industry is leveling off with the reduced downpayments, although no significant changes will be seen in 1996. The Company will continue to aggressively scrutinize loss reserves and loans through the remainder of 1996 in an attempt to balance the earnings potential with the market risk. The Company does expect the interest rate to hold steady at 9.0%. The management of the Company and the parent company continues to look at all viable options to restructure the loans and obtain additional financing. Management is optimistic that they will be able to restructure, although, there is no guarantee that management will be able to achieve any of its financing options. Management is also optimistic that recent changes in personnel and underwriting policies are having a positive influence on the performance of the Company and are hopeful that results for the final quarter of 1996 and throughout 1997 will show significant improvement.

PART II.

         ITEM 1. LEGAL PROCEEDINGS

         There have been no material developments in the legal proceedings previously disclosed in the Company's Annual Report on Form 10-KSB.

         ITEM 2. CHANGES IN SECURITIES

         There have been no material modifications in the instruments defining the rights of Noteholders. None of the rights evidenced by the Notes have been materially limited or qualified by the issuance or modification of any other class of securities.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         There have been no material defaults in the payment of principal, interest, sinking fund installment or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent (5%) of the total assets of the Company.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         During the period covered by this report, no matters were submitted to the vote of the Securityholders of the Company.

         ITEM 5. OTHER INFORMATION

         No information to report.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  1. Exhibits

             Financial Statements and Schedules:

                      The financial statements listed in the Contents to Financial Statements are filed as part of this quarterly report. No financial statement schedules are required to be filed as part of this quarterly report because all information otherwise included in schedules has been incorporated into the Notes to Financial Statements (for SEC use only).

          (a) 2. Exhibits


EXHIBIT NO.  DESCRIPTION                                                   PAGE

*4.1         Indenture dated March 5, 1993 between G&W
                      Financial Corporation and Texas Commerce Bank, formerly known as Ameritrust Texas National
                      Association, as Trustee

*4.2         Form of Current Interest Note due December 31, 1998

*4.3         Form of Capital Appreciation Note due December 31, 1998

**10.1       Loan and Security Agreement dated May 28, 1993
                       between Senate Acceptance Corporation and the Company

**10.2       $500,000 Promissory Note dated June 17, 1993
                      executed by Senate Acceptance Corporation and payable to the Company

**10.3       Loan and Security Agreement dated July 27, 1993
                      between All Florida Premium Finance, Inc. and the
                      Company

EXHIBIT NO.     DESCRIPTION                                                 PAGE

**10.4          $1,000,000 Promissory Note dated July 27, 1993
                          executed by All Florida Premium Finance, Inc. and payable to the Company

**10.5          Loan and Security Agreement dated August 13, 1993
                          between Apple Premium Finance Service Company and the Company

**10.6          $2,000,000 Promissory Note dated August 13, 1993
                          executed by Apple Premium Finance Service Company and payable to the Company

**10.7          Loan and Security Agreement dated September 28, 1993
                          between Louisiana Automotive Financial Service, Inc. and the Company

**10.8          $3,000,000 Promissory Note dated September 28,1993
                          executed by Louisiana Automotive Financial Service, Inc. and payable to the Company

**10.9          Stock Purchase Agreement between Donald A. Wagley
                          and Priscilla J. Granese as Sellers and G&W Asset Management, Inc. as Purchasers date March 23, 1994

**10.10         $80,000 Promissory Note dated March 23, 1994
                          executed by G&W Asset Management, Inc. and payable to Donald A. Wagley

**10.11         $20,000 Promissory Note dated March 23, 1994
                          executed by G&W Asset Management, Inc. and payable to Priscilla J. Granese

****10.12       Loan and Security Agreement dated April 14, 1994
                          between R&R Financial Corporation and the Company

****10.13       $1,000,000 Promissory Note dated April 14, 1994
                          executed by R&R Financial Corporation and payable to the Company

****10.14       Loan and Security Agreement dated April 20, 1994
                          between South General Premium Finance, Inc. and the Company

****10.15       $1,000,000 Promissory Note dated April 20, 1994
                          executed by South General Premium Finance, Inc. and payable to the Company

****10.16       Loan and Security Agreement dated December 30,
                          1993 between American Premium Plan Service Corp. and the Company

EXHIBIT NO. DESCRIPTION                                                    PAGE



****10.17   $2,000,000 Promissory Note dated December 30,
                      1993 executed by American Premium Plan
                      Service Corp. and payable to the Company

****10.18   Loan and Security Agreement dated February 8,
                      1994 between Express Premium Finance
                      Corp. and the Company

****10.19   $2,000,000 Promissory Note dated February 8,
                      1994 executed by Express Premium
                      Finance Corp. and payable to the
                      Company

****10.20   Loan and Security Agreement dated March 15,
                      1994 between Dome Premium Service Company,
                      Inc. and the Company

****10.21   $1,000,000 Promissory Note dated March 15,
                      1994 executed by Dome Premium Service
                      Company, Inc. and payable to the Company

****10.22   Loan and Security Agreement dated March 18,
                      1994 between Capital Premium Finance Corp.
                      and the Company

****10.23   $1,000,000 Promissory Note dated March 18,
                      1994 executed by Capital Premium Finance
                      Corp. and payable to the Company

**24.1      Power of Attorney

*                     Incorporated by reference to the Company's
                      Registration Statement on Form SB-2 (File No. 33-53656-A)

** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ending December 31, 1993 filed on March 30, 1994

*** Incorporated by reference to the Company's Form 10-QSB for the quarterly period ending March 31, 1993

**** Incorporated by reference to the Company's Form 10-QSB for the six month period ending June 30, 1994

(b)                   Reports on Form 8-K:

                             No reports on form 8-K were filed during the third
                      quarter of the Company's fiscal year, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           G&W FINANCIAL CORPORATION



                                           By: /s/ Donald A. Wagley
                                              -----------------------------
                                               Donald A. Wagley, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this form 10-QSB Was signed by the following persons in the capacities indicated on November 15, 1996.




Signature                        Title



/s/ Donald A. Wagley
------------------------------   President and a Director (principal executive
Donald A. Wagley                 officer)



/s/ Priscilla J. Granese
------------------------------   Vice President, Secretary, Treasurer and a
Priscilla J. Granese             Director (principal financial officer)