Form 10QSB
period 1996-03-31
G & W FINANCIAL CORP
filed 1996-11-21
CIK 893810

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

         (MARK ONE)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       OR

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                      Yes____________       No____________


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000 shares of common stock

                           G&W FINANCIAL CORPORATION

                                 BALANCE SHEET
                     MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (Unaudited)


                                                                  1996                 1995
                                                                  ----                 ----
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $     1,491          $     8,663
  Interest receivable                                           1,235,779            1,012,358
  Notes receivable (NOTES 3 AND 4)                              8,589,972           10,266,499
                                                              -----------          -----------
       Total Current Assets                                     9,827,242           11,287,520
                                                              -----------          -----------

OTHER ASSETS
  Debt issuance costs, net of accumulated amortization          1,026,533            1,117,085
                                                              -----------          -----------
       Total Other Assets                                       1,026,533            1,117,085
                                                              -----------          -----------

TOTAL ASSETS                                                  $10,853,775          $12,404,605
                                                              ===========          ===========

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Due to affiliate                                            $  (141,200)         $   613,417
  Accrued interest payable                                        224,550              224,033
  Other accrued expenses                                                0                8,804
                                                              -----------          -----------
       Total Current Liabilities                                   83,350              846,254
                                                              -----------          -----------

LONG-TERM DEBT (NOTES 3 AND 4)                                 15,321,699           15,217,074
                                                              -----------          -----------

TOTAL LIABILITIES                                              15,405,049           16,063,328
                                                              -----------          -----------

STOCKHOLDERS' DEFICIT
  Common stock, par value $.01 per share
     Authorized 10,000,000 shares
     Outstanding 10,000 shares                                        100                  100
  Additional paid-in capital                                       19,900               19,900
  Deficit                                                      (4,571,274)          (3,678,723)
                                                              -----------          -----------
      Total Stockholders' Deficit                              (4,551,274)          (3,658,723)
                                                              -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $10,853,775          $12,404,605
                                                              ===========          ===========

  See accompanying notes to financial statements.

                           G&W FINANCIAL CORPORATION

                            STATEMENTS OF OPERATIONS
         FOR THE QUARTER AND THREE MONTHS ENDED MARCH 31,1996 AND 1995
                                  (Unaudited)


                                        --------- 1996 ---------      -------- 1995 --------
                                                        YEAR TO                     YEAR TO
                                         QUARTER         DATE         QUARTER         DATE
                                        ---------      ---------      --------      --------
REVENUES
  Interest                                502,975      $ 502,975       379,087      $379,087
  Other income                                  0              0         1,220         1,220
                                        ---------      ---------      --------      --------
     Total Revenues                       502,975        502,975       380,307       380,307
                                        ---------      ---------      --------      --------

OPERATING EXPENSES
  Interest                                329,175        329,175       333,034       333,034
  Bad debt                                937,670        937,670             0             0
  Amortization of debt issuance costs      90,552         90,552        54,885        54,885
  General & administrative expenses            15             15            10            10
  Professional fees                        35,600         35,600             0             0
  Servicing fees                                0              0        60,873        60,873
  Trustee fees                              2,513          2,513             0             0
  Other                                         1              1           168           168
                                        ---------      ---------      --------      --------
       Total Operating Expenses         1,395,526      1,395,526       448,970       448,970
                                        ---------      ---------      --------      --------

LOSS BEFORE INCOME TAXES                 (892,551)      (892,551)      (68,663)      (68,663)

INCOME TAXES                                    0              0             0             0
                                        ---------      ---------      --------      --------

NET LOSS                                $(892,551)     $(892,551)     $(68,663)     $(68,663)
                                        =========      =========      ========      ========



See accompanying notes to financial statements.

                           G&W FINANCIAL CORPORATION

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)


                                                           1996           1995
                                                           ----           ----
OPERATING ACTIVITIES
  Net loss                                              $(892,551)   $  (68,663)
  Adjustments to reconcile net loss to net cash
     provided by operating activities
        Amortization of debt issuance costs                90,552        54,885
        Interest on capital appreciation notes             79,057        79,057
        Bad debt reserves                                 937,670             0
        Changes in assets and liabilities:
          Increase in interest receivable                (223,421)      (33,296)
          Increase in due to affiliate                   (754,617)     (163,860)
          Increase in accrued interest payable                517        73,935
          Increase (decrease) in accrued commissions            0        19,840
          Decrease in other accrued expenses               (8,804)      (19,389)
                                                        ---------    ----------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES             (771,597)      (57,491)
                                                        ---------    ----------

INVESTING ACTIVITY
  Notes receivable (originations) repayments              738,857    (3,501,364)
                                                        ---------    ----------

FINANCING ACTIVITIES
  Proceeds of long-term debt, net of placement costs       25,568     3,593,006
  Sales of capital stock                                        0             0
                                                        ---------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  25,568     3,593,006
                                                        ---------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  (7,172)       34,151

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD           8,663       918,777
                                                        ---------    ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD             $   1,491    $  952,928
                                                        =========    ==========




See accompanying notes to financial statements.

                           G&W FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


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

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements are presented on the going-concern basis of accounting which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and has a net capital deficit of $4.55 million at March 31, 1996. The financial statements included herein have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the audited financial statements.

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

                           G&W FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 3 - NOTES AND INTEREST RECEIVABLE

         Notes receivable consist of six 12% revolving credit facility loans and two 14% revolving credit facility loans due from insurance premium finance companies. The maximum advances under the terms of the revolving credit facilities total $15,000,000. As of March 31, 1996, $8,589,972, net of $3,737,670 in bad debt reserves, has been advanced on these notes. The notes receivable are due on demand and are collateralized by certain invoices, insurance premium finance contracts and accounts receivable of the insurance premium finance companies. Additionally, the notes are personally guaranteed by the owners of the insurance premium finance companies. The note agreements provide for monthly servicing fees, in addition to contractual interest, of .50% (one half of one percent) (5 loans) and .33% (one third of one percent) (2 loans) of the aggregate outstanding balance. The insurance premium finance companies are required to deposit, into a Company controlled bank account, all collections on the financed insurance premium, interest earned plus any application fees, late fees, and other administrative fees. At March 31, 1996, the insurance premium finance companies owed the Company $1,235,779 for accrued interest and servicing fees. The Company has established bad debt reserves of $3,737,670 for various loans and general operating reserves. Of the reserves mentioned above, a $2 million reserve was booked at December 31, 1995 on loans to affiliated companies for the excess of the loan above the affiliates net equity. This reserve is for fair presentation of the Company as a stand alone corporation and is removed during consolidation with the parent company.

NOTE 4 - LONG-TERM DEBT

         At  March 31, 1996, long-term debt consisted of:

         Current Interest Notes to individual investors,
         which mature December 31, 1998                              $ 9,980,000

         Capital Appreciation Notes to individual investors,
         which mature December 31, 1998                                5,341,699
                                                                     -----------

                                                                     $15,321,699
                                                                     ===========

         The Current Interest Notes require quarterly interest payments while the Capital Appreciation Notes require interest to be reinvested and compounded quarterly until maturity. Both notes bear interest at 3% above the five year U.S. Treasury Note, with a 9% minimum and a 12.5% maximum rate. The interest rates are set every six months. The interest rate changed to 9.0% on July 1, 1995 and remained at 9% on the subsequent rate setting date of January 1, 1996.

                           G&W FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


NOTE 4 - LONG-TERM DEBT - continued

         The Notes are general obligations of the Company and are collateralized by the assets of the Company, including a specific assignment of notes receivable.

         The amount of compounded unpaid interest on the Capital Appreciation Notes included in long-term debt in the accompanying balance sheet at March 31, 1996 was $691,699.

NOTE 5 - LITIGATION

         The Company has two of its loans in litigation as of March 31, 1996. Both of these loans are currently in default and have been called by the Company. There is no way to estimate the amount of potential loss on these loans, but the company has established loss reserves of $525,000 for these loans. The current balances on these loans at March 31, 1996 are $1,007,346. There are limited collections still being received on these loans although litigation is in process. The Company does have a crime policy in place that may be used up to $500,000 per incident if theft is a issue in these lawsuits.

NOTE 6 - LOAN LOSSES AND PROVISION FOR LOSSES

         During 1996, the Company has taken an even more aggressive approach to loan evaluations and loss provisions based on two years of experience in loaning funds, knowledge gained from defaulted loans, lawsuits and the assistance of outside consultants. The competition in the premium finance industry over the last twelve months has driven the downpayment received by the premium finance companies significantly lower which in turn increases the potential for higher losses and more risk for the loans the Company has made with premium finance companies. Accordingly, the management is increasing reserves on the higher risk. The Company has established approximately $3,730,000 in reserves on both current and defaulted loans.

                           G&W ASSET MANAGEMENT, INC.

                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                                  (Unaudited)


                                                                           1996                 1995
                                                                           ----                 ----
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $   148,767          $   422,480
  Restricted Cash                                                           75,044                    0
  Accounts receivable                                                      883,033              764,318
  Due from affiliates                                                      242,980              170,484
  Premium finance notes receivable (NOTE 5)                              3,559,553            3,196,293
  Participation and other notes receivable (NOTE 6)                        690,538              581,338
  Interest receivable                                                      915,310            1,020,817
  Notes receivable (NOTES 4 & 8)                                        13,455,951           16,250,709
  Deferred offering costs                                                   34,762               31,446
                                                                       -----------          -----------
       Total Current Assets                                             20,005,938           22,437,885
                                                                       -----------          -----------

PROPERTY  AND EQUIPMENT
  Equipment under capital lease                                            214,128              214,128
  Furniture and fixtures                                                   301,194              301,194
  Less accumulated depreciation and amortization                          (257,590)            (238,165)
                                                                       -----------          -----------
       Total property and equipment                                        257,732              277,157
                                                                       -----------          -----------

OTHER ASSETS
  Debt issuance costs, net of accumulated amortization                   1,859,563            1,919,668
  Investments in and advances to partnerships                              977,487            1,385,571
  Other assets                                                              38,979               62,728
                                                                       -----------          -----------
       Total other assets                                                2,876,029            3,367,967
                                                                       -----------          -----------

TOTAL ASSETS                                                           $23,139,699          $26,083,009
                                                                       ===========          ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                $   222,204          $   299,591
  Participation note payable to affiliate                                1,752,441            1,819,441
  Due to affiliates                                                      1,776,233              672,500
  Accrued interest                                                         495,015              355,114
  Commissions payable                                                            0               11,200
  Unearned interest                                                        313,897                  113
  Current installment of obligation under capital lease                     30,966               30,966
  Current maturities of long-term debt (NOTE 7)                          2,315,210            2,564,210
                                                                       -----------          -----------
       Total Current Liabilities                                         6,905,966            5,753,135
                                                                       -----------          -----------

ACCRUED COMMISSIONS                                                        157,930              256,535
                                                                       -----------          -----------

NOTES PAYABLE TO STOCKHOLDERS (NOTE 3)                                      72,500               72,500
                                                                       -----------          -----------

OBLIGATIONS UNDER CAPITAL LEASE                                             95,020              104,624
                                                                       -----------          -----------

LONG-TERM DEBT (NOTE 7)                                                 27,067,369           26,265,524
                                                                       -----------          -----------

STOCKHOLDERS' EQUITY (DEFICIT)  (NOTE 3)
  12% cumulative convertible preferred stock,
     $10 par value, (aggregate liquidation preference, including dividends in arrears, $2,744,000) authorized 5,000,000 shares,
     issued and outstanding 248,820 shares                               2,188,030            2,188,030
  Common stock, Class A, no par value, authorized
     5,000,000 shares, outstanding 3,014,213 shares (NOTE 9)                62,302               53,284
  Common stock, Class B, no par value, authorized
     5,000,000 shares, outstanding 56,849 shares (NOTE 9)                  248,810              212,738
  Additional paid-in capital                                               254,900              254,900
  Deficit                                                              (13,913,128)          (9,078,261)
                                                                       -----------          -----------
      Total Stockholders' Equity (Deficit)                             (11,159,086)          (6,369,309)
                                                                       -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $23,139,699          $26,083,009
                                                                       ===========          ===========

See accompanying notes to financial statements.

                           G&W ASSET MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE QUARTER AND THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)


                                           ---------- 1996 ----------   --------- 1995 ---------
                                                            YEAR TO                     YEAR TO
                                            QUARTER          DATE        QUARTER         DATE
                                           ----------      ----------   ---------      ---------
REVENUES
  Interest                                 $1,079,591      $1,079,591   $ 837,732      $ 837,732
  Fees                                        475,370         475,370     252,368        252,368
                                           ----------      ----------   ---------      ---------
       Total Revenues                       1,554,961       1,554,961   1,090,100      1,090,100
                                           ----------      ----------   ---------      ---------

OPERATING EXPENSES
  Interest                                    778,206         778,206     666,969        666,969
  Amortization of private placement costs     159,042         159,042     139,142        139,142
  Bad debt                                  4,725,168       4,725,168      36,890         36,890
  Professional fees                            67,295          67,295           0              0
  Depreciation and amortization                19,425          19,425      22,071         22,071
  Marketing                                    71,558          71,558      61,655         61,655
  Salaries                                    226,776         226,776     276,981        276,981
  General and administrative                  161,317         161,317     156,660        156,660
  Service bureau expenses                      38,153          38,153      26,474         26,474
  Other                                        80,388          80,388      39,151         39,151
                                           ----------      ----------   ---------      ---------
       Total Operating Expenses             6,327,328       6,327,328   1,425,993      1,425,993
                                           ----------      ----------   ---------      ---------

LOSS BEFORE INCOME TAXES                   (4,772,367)     (4,772,367)   (335,893)      (335,893)

INCOME TAXES                                        0               0           0              0
                                           ----------      ----------   ---------      ---------

NET LOSS                                   (4,772,367)     (4,772,367)   (335,893)      (335,893)
                                           ==========      ==========   =========      =========

See accompanying notes to financial statements.

                           G&W ASSET MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (Unaudited)


                                                                      1996            1995
                                                                      ----            ----
OPERATING ACTIVITIES
  Net loss                                                        $(4,772,367)    $ (335,893)
  Adjustments to reconcile net loss to net cash
     used in operating activities
        Amortization                                                  159,042        139,142
        Depreciation                                                   19,425         22,071
        Interest on capital appreciation notes                        104,625         79,057
        Bad debt reserves                                           3,992,570              0
        Changes in assets and liabilities:
          Increase in accounts receivable                            (118,715)    (1,106,491)
          Decrease in due from affiliates                             (72,496)       376,399
          Decrease in interest receivable                             105,507         60,896
          Increase in other assets                                     23,749       (464,442)
          Increase in accounts payable and accrued expenses           (77,387)       138,194
          Increase in unearned interest                               313,784        711,514
          Increase in due to affiliates                             1,103,733              0
          Increase in accrued interest                                139,901        125,065
          Increase (Decrease) in accrued commissions                 (109,805)       (29,030)
                                                                  -----------     ----------

CASH USED IN OPERATING ACTIVITIES                                     811,566       (283,518)
                                                                  -----------     ----------

INVESTING ACTIVITIES
  Deferred offering costs                                              (3,316)       (10,634)
  Additions to property and equipment                                       0         (5,261)
  Participation notes receivable (origination)/reduction             (109,200)      (250,000)
  Premiun finance contracts origination                              (463,260)    (2,333,379)
  Notes receivable origination                                     (1,097,812)    (2,617,483)
  (Investments) receipts in partnerships                              408,084       (551,884)
                                                                  -----------     ----------

CASH USED IN INVESTING ACTIVITIES                                  (1,265,504)    (5,768,641)
                                                                  -----------     ----------

FINANCING ACTIVITIES
  Proceeds of long-term debt, net of placement costs                  263,075      4,538,946
  Proceeds of issuance of stock, net of costs
    of issuance and restricted proceeds                                45,090              0
  Dividend payments                                                   (62,500)             0
  Principal payments on stockholder loans                                   0        (27,500)
  Principal payments under capital lease obligations                    9,604         (7,238)
                                                                  -----------     ----------

CASH PROVIDED BY FINANCING ACTIVITIES                                 255,269      4,504,208
                                                                  -----------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (198,669)    (1,547,951)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                     422,480      3,444,453
                                                                  -----------     ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                       $   223,811     $1,896,502
                                                                  ===========     ==========


See accompanying notes to financial statements.

                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 1 - ORGANIZATION

         G&W Asset Management, Inc. (the Company) was organized in 1991 to provide lines of credit to operating licensed premium finance companies in Florida and Georgia and intends to offer financing in other states. The Company limits these lines of credit to those states that have state recovery funds to protect against insolvent insurance companies.


NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements are presented on the going-concern basis of accounting which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and has a net capital deficit of $11.16 million at March 31, 1996. The consolidated financial statements include the accounts of G&W Asset Management, Inc. and its wholly-owned subsidiaries, including G&W Financial Corporation (GWFC), a Securities and Exchange Commission (SEC) registrant. All significant intercompany balances and transactions have been eliminated in consolidation. GWFC makes an elimination entry of $2 million to remove booked reserves, on a stand alone basis, on the loans to affiliates for the loan amount in excess of the equity of the affiliate. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to SEC rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements.

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

                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

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


NOTE 4 - NOTES RECEIVABLE - FINANCE COMPANIES

         Notes receivable consist of thirteen 12%, one 14%, and one 15.96% revolving credit facilities loans due from insurance premium finance companies. The maximum advances under the terms of the revolving credit facilities total $21,000,000. As of March 31, 1996, $13,455,951 gross, including $4,692,570 in bad debt reserves, has been advanced on these notes to non-affiliated companies. The notes receivable are due on demand and are collateralized by certain invoices, insurance premium finance contracts and accounts receivable of the insurance premium finance companies. Additionally, the notes are personally guaranteed by the owners of the insurance premium finance companies. The note agreements provide for monthly servicing fees, in addition to contractual interest, ranging from .00% (zero percent) to .50% (one half of one percent) of the aggregate outstanding balance. The insurance premium finance companies are required to deposit into a Company controlled bank account, all collections on the financed insurance premium, interest earned plus any application fees, late fees, and other administrative fees. At March 31, 1996, the insurance premium finance companies owed the Company $905,474 for accrued interest and servicing fees.

NOTE 5 - PREMIUM FINANCE CONTRACTS

         Two of the Company's subsidiaries originate premium finance contracts directly with individuals over terms not exceeding 12 months at interest rates established by state jurisdictions. The risk of loss has been increased by the downward movement of upfront downpayments in the premium finance market. At March 31, 1996, the Company had contracts outstanding of $3,559,553, net of bad debt reserves of $1.5 million, of which $1,578,170 was due from insurance companies. The increased reserves are due to the lower downpayments taken by the competition.

                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


NOTE 6 - PARTICIPATION NOTES RECEIVABLE

         Participation notes receivable consist of the Company's share of amounts due under certain participating loan agreements. These agreements are with two limited partnership affiliates. The Company has control and manages both partnerships. The Company has undivided participation interests in loans made by the partnerships. The participation consists of interest at 14% and service fees determined by funds advanced by the Company compared to the total amount advanced. The notes receivable are collateralized by insurance premium finance contracts and accounts receivable of the insurance premium finance companies. Additionally, the notes are personally guaranteed by the owners of the insurance premium finance companies. At March 31, 1996, there is $9,836 of accrued interest receivable on participation notes receivable.


NOTE 7 - LONG-TERM DEBT

         At March 31, 1996, long-term debt consisted of:

         Current Interest 9% Notes to individual investors,
         interest payable quarterly which mature
         December 31, 1998                                          $ 9,980,000

         Capital Appreciation 9% Notes to individual investors
         interest payable at maturity which mature
         December 31, 1998                                            5,341,699

         Recourse notes payable to individuals with interest payable monthly and principal due after sale and acceptance of the note agreement by the Company as follows:

                 11% note, 36 mo. term (due 1996)                     2,230,210

                 10% note, 36 mo. term (due 1997 - 1998)                551,000

                 12% note, 60 mo. term (due 1999 - 2000)              2,644,184

                 7.5% note, 12 mo. term, (due 1996)                      68,000

                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


NOTE 7 - LONG-TERM DEBT - continued

                 9% note, 24 mo. term, (due 1997)                   $   487,000

                 10% note, 36 mo. term, (due 1998)                      379,000

                 12% note, 60 mo. term, (due 2000)                    2,690,350

                 8% note, 12 mo. term, (due 1996)                        17,000

                 9% note, 24 mo. term, (due 1997)                        25,000

                 10% note, 36 mo. term, (due 1998)                    1,236,000

                 10% note, 60 mo. term, (due 2000 - 2001)             1,716,400

                 11% note, 72 mo. term, (due 2001 - 2002)             1,863,000

         Other notes payable at various interest rates                  153,736
                                                                    -----------

                                                                     29,382,579

         Less current maturities                                     (2,315,210)
                                                                    -----------

                                                                    $27,067,369
                                                                    ===========


         The Current Interest Notes require quarterly interest payments while the Capital Appreciation Notes require interest to be reinvested and compounded quarterly until maturity. Both notes bear interest at 3% above the five year U.S. Treasury Note, with a 9% minimum and a 12.5% maximum rate. The interest rate at March 31, 1996 was 9.0%.

         The other notes were issued in private placements through NASD broker/dealers by the Company and are collateralized by a specific assignment of notes receivable.

         The notes are payable $2,315,210 in 1996, $803,000 in 1997,
         $17,196,699 in 1998, $1,125,000 in 1999, $5,875,934 in 2000 and
         $330,000 in 2001.

                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


NOTE 8 - LITIGATION

         The Company was served with a new lawsuit filed against it during the third quarter of 1995. One of the premium finance companies to which the Company has a loan, filed a lawsuit in order to be released from the remainder of the loan to the Company. The Company anticipates the lawsuit to be withdrawn or settled. The balance outstanding on the loan in question is $188,800 plus interest. The Company has not established a loss reserve for this loan as of March 31, 1996.

         One of the Company's subsidiaries has two of its loans in litigation as of March 31, 1996. Both of these loans are currently in default and have been called by the Company. The current balances on these loans at March 31, 1996 are $1,007,346. The Company has established bad debt reserves of over $500,000 for these loans. There are insignificant collections still being received on these loans although litigation is in process. The Company does have a crime policy in place that may be used up to $500,000 per incident if theft is an issue in these lawsuits.

         The Company and two of its limited partnerships (LP) have initiated legal proceedings seeking recovery against the holder of an outstanding loan due to the LP which is currently in default and in which the Company participates. The LP has obtained a default judgement against a guarantor of the debt, however, at this time the loan remains in default and the Company and its LP are continuing to pursue collection on the loan. At March 31, 1996, the aggregate outstanding balance was $4,539,031 of which the Company's participation share was $1,280,538. The Company has established reserves of $590,000, although it is currently unable to determine the amount of any potential loss which may arise as a result of this matter.


NOTE 9 - COMMON STOCK

         The Company's Board of Directors voted to approve a 1:0 to 1:42 reverse stock split effective for all Common A stock as of June 15, 1995. The stock split was done in conjunction with a common stock offering for Common A and B stock. The stock offering by the Company is for $6.50 a share for both A and B stock. The purchaser must purchase stock in units consisting of one share of A and four shares of B stock. As of March 31, 1996, the Company had sold $461,900 of A and B stock. The table below illustrates the stock shares at December 31, 1994, after the reverse stock split on June 15, 1995 and as of March 31, 1996 after stock sales.

                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

NOTE 9 - COMMON STOCK  (continued)


                         3/31/96               6/15/95             12/31/94
                     Shares    Dollars     Shares    Dollars   Shares    Dollars
                     ------    -------     ------    -------   ------    -------
         Class A   3,014,213   $ 92,480  3,000,000   $  100  4,250,000   $  100

         Class B      56,849    369,520      - 0 -    - 0 -      - 0 -    - 0 -


         Each unit of common stock purchased is accompanied by a redeemable warrant to purchase two shares of class B stock. The warrants can be exercised anytime before December 31, 2000 at $8.25 per share. The warrants are redeemable at the option of the Company at $.50 each anytime after December 31, 1995. At March 31, 1996, there were 14,213 warrants outstanding from the regulation D common stock offering.

         The common stock offering was setup with a repurchase trust agreement for 18% of the amount raised. The trust is controlled by the Company and will be a restricted asset. Accordingly, $75,044 has been presented as restricted cash in the March 31, 1996 Balance Sheet.

NOTE 10 - 12% CUMULATIVE CONVERTIBLE PREFERRED STOCK

         As of March 31, 1996, the Company's preferred stock has accumulated dividends in arrears of approximately $172,000 and an additional accumulated liquidation preference, payable upon liquidation or redemption, of $84,000. Accordingly, the aggregate redemption price of the preferred stock is approximately $2,744,000.

NOTE 11 - LOAN LOSSES AND PROVISION FOR LOSSES

         During 1996, the Company has taken an even more aggressive approach to loan evaluations and loss provisions based on three years of experience in loaning funds, two years experience as a premium finance company, knowledge gained from defaulted loans and assistance from outside consultants. The competition in the premium finance industry has driven the downpayment rates significantly lower over the past 12 to 18 months. The results of the increased competition has been a higher risk of loss on contracts in order to stay competitive in the market. Accordingly, the management has established increased reserves for the results of the higher risk. The Company has established approximately $4,700,000 in reserves on loans and approximately $1,500,000 in reserves on premium finance contracts of affiliates.

                                     ITEM 2

         ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF G&W FINANCIAL CORPORATION

GENERAL

         Three Months Ended March 31,1996

         The following discussion should be read in conjunction with the accompanying unaudited condensed financial statements and notes attached hereto. Such financial statements and information reflect historic operations of G&W Financial Corporation (Company) prior to April 1, 1996. The discussions below are limited to the activities of the Company and are not inclusive of the activities of G&W Asset Management, Inc. ("GWAM"), the parent company, other than some references to GWAM because of the inter-relations of the Company and it's parent.

          The Company and GWAM are both highly leveraged corporations. As of March 31, 1996, the Company held eight revolving credit facilities to premium finance companies. The Company's only source of revenue will be the interest, payments and service charges derived from the eight loans and other loans that it may originate(the "Loans"). The expenses of the Company will consist of the Allowed Expenses as that term is defined under the terms of the Indenture, which include (i) fees and expenses to the Trustee (Texas Commerce Bank), (ii) up to $30,000 per calendar quarter in administrative and operating expenses,
(iii) servicing fees, (iv) any federal, state and local taxes and assessments,
(v) bank service charges and account fees relating to the accounts set up under the Servicing Agreement among the Company, the Trustee and GWAM, the Servicer or pursuant to the Indenture, (vi) any legal or accounting fees for service with regard to Loan origination, and (vii) the cost of reports, certificates and opinions of attorneys and independent accountants required under the Indenture. The Servicing Agreement provides for GWAM to provide all services required to administer the Loans for which GWAM receives a monthly fee of 0.25% (one quarter of 1%) of the aggregate outstanding loan balances per month for the first $5,000,000 in aggregate loans and 0.33% (one third of 1%) per month on the aggregate loan balance over $5,000,000.

          For the three month period ended March 31,1996, the Company expensed no fees to GWAM pursuant to the terms of the Servicing Agreement. The earnings of the Company have been insufficient to cover interest payments to current interest noteholders and Allowed Expenses due to lawsuits and loan loss provisions established based on history of findings in the lawsuits and operations. GWAM has subordinated its rights to receive servicing fees and agreed to pay, for the moment, all general and administrative costs, to the extent current earnings remain insufficient to cover such costs. Any future reimbursement will come only from future income above the amount needed to repay the noteholders.

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1996

         During the three month period ended March 31,1996, the Company incurred a net loss of $892,551 on total revenues of $502,975 as compared to the same period in 1995 net loss of $68,663 on total revenues of $380,307. The increase in the March 31, 1996 net loss is primarily attributable to an $937,670 increase in the provision for possible loan losses. During 1996, the Company recorded additional allowances of $937,670 to increase the total to $3,737,670 in provisions for possible loan losses on loans in excess of $12,300,000 gross (including three loans in default). The Company is aggressively pursuing its legal remedies with respect to collection of these balances.

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

         The Company generated revenues of $502,975 for the quarter ended March 31, 1996 compared to $380,307 for the quarter ended March 31, 1995. The increase of $121,668 or 32%, reflects the increase in the weighted average notes receivable balance outstanding during the first quarter of 1996, which was funded during the debt issuance.

         Interest expense decreased to $329,175 for the quarter ended March 31, 1996 compared to $333,034 for the quarter ended March 31, 1995. The decrease is due to a reduction in the interest rate paid from 9.8% in March 1995 to 9.0% in March 1996.

         The total provision for loan losses increased to $3,737,670 at March 31, 1996 compared to $115,772 as March 31, 1995. The majority of the increase was in the fourth quarter of 1995 as discussed above. The increase during the three month period ended March 31, 1996 was $937,670. The increase was additional provisions against the defaulted loans and initial provisions against current loans based on more stringent evaluation with assistance of outside consultants.

         Management has determined it is necessary to be more aggressive with loan loss provisions based on two years of experience, the knowledge gained from the due process of attempting to recover defaulted loans and assistance of outside consultants. Accordingly, the Company increased its loss reserves by $937,670 in the first quarter of 1996 for defaulted loans and current loans for future possible loan losses.

         Management's more aggressive approach includes an evaluation of all loans to determine collectible amounts and to adjust provisions accordingly on a monthly basis. Management is in the process of taking the necessary steps to deal with the losses and provisions, including changes in personnel, changes in certain underwriting policies, and the aggressive pursuit of legal remedies with respect to collection of amounts owed under receivables in default. Management is concentrating more on the creditworthiness of the companies, the companies principals and the adequacy of the pledged collateral.

         Amortization of debt issuance costs increased to $90,552 for the quarter ended March 31, 1996 compared to $54,885 for the quarter ended March 31, 1995. The increase of $35,667 reflects increases in deferred debt issuance costs until March 30, 1995, when the offering closed.

         Servicing fees to the parent decreased to $0 for the quarter ended March 31, 1996 compared to $60,873 for the quarter ended March 31, 1995. The decrease is due to the parent company's subordination of its rights to fees until such time as the Company is sufficiently profitable to cover all prior losses and debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         Three Months Ended March 31,1996

         During the three months ended March 31,1996, the Company incurred a net loss of $892,551, had $771,597 in negative cash flow from operations and, as of March 31,1996, had a net capital deficiency of $4,551,274. The Company's parent incurred a consolidated net loss of $4,772,367, had $811,566 in negative cash flow from its consolidated operating activities and, as of March 31,1996, had a consolidated net capital deficiency of $11,159,086. Management's plans in regard to these matters are discussed below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Cash used in operating activities was $771,597 for the quarter ended March 31, 1996 compared to $57,491 for the quarter ended March 31, 1995. The net loss for the three months ended March 31, 1996 was incurred principally as a result of the $937,670 non-cash provision for possible loan losses, $90,552 non-cash amortization and $79,057 non-cash deferred interest on capital appreciation notes.

         There was positive cash provided by investing activities of $738,857 for the quarter ended March 31, 1996. The positive cash was due to collections on existing loans being closed out. As of March 31, 1995, the Company used cash in investing activities of $3,501,364 to fund new and existing loans.

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

         The Company has a commitment to fund $14.0 million in loans to insurance premium finance companies. At March 31,1996, the Company had advanced $12,327,642 under the credit facilities, including $5,171,982 to affiliates. It is anticipated that the Company can meet the demands of the insurance premium finance companies to fund loans to them as they originate premium finance contracts by taking proceeds from defaulted contracts and using those proceeds to meet the current contract demands.

         The loan portfolio of the company is collateralized by insurance premium finance contracts which finance non-standard auto insurance and other personal property lines of insurance. The Company, as a matter of policy, generally requires a minimum downpayment of at least 15%, restricts concentrations of insurance company underwriting policies to less than 20% for any one company of the total portfolio and only finances in states that have a state-sponsored recovery fund in order to reduce the risk of loss in the transaction. The state recovery funds provide a means for collection of unearned premiums from insurance companies that become insolvent.

CAPITAL RESOURCES

         The Company's primary source of capital is from proceeds generated from the placement of its Notes, through an active public registration placed by NASD broker/dealers to individual investors. The maximum aggregate offering price was $20,000,000 consisting of $10,000,000 under the Current Interest Notes and $10,000,000 under the Capital Appreciation Notes. As of March 31, 1996, the Company has raised $9,980,000 and $4,650,000 of the Current Interest and Capital Appreciation Notes, respectively. The offering was closed on March 30, 1995.

INFLATION

         The effect of inflation and the increase in interest rates have not adversely affected the Company in 1996. The per annum cost of the notes is 9.0% as of March 1996 and the Company expects that rate to remain during 1996. The rates adjust semi-annually on January 1 and July 1 of each year based on the five-year U.S. treasury notes as quoted in the Wall Street Journal. The rate has a floor and a ceiling of 9.0% and 12.5%, respectively.

OUTLOOK FOR REMAINDER OF 1996

         The Company expects the remainder of the year to be very similar to the first quarter of 1996. The competition in the premium finance industry has driven the downpayment rates significantly lower over the last twelve to eighteen months. The Company will continue to aggressively scrutinize loss reserves and loans through the remainder of 1996 in an attempt to balance the earnings potential with the market risk . The Company does expect the interest rate to hold steady at 9.0%. The management of the Company and the parent company continues to look at all viable options to restructure the loans and obtain additional financing. Management is optimistic that they will be able to restructure, although, there is no guarantee that management will be able to achieve any of its financing options.

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

                 Financial Statements and Schedules:

                          The financial statements listed in the Content to Financial Statements are filed as part of this quarterly report. No financial statement schedules are required to be filed as part of this quarterly report because all information otherwise included in schedules has been incorporated into the Notes to Financial statements (for SEC use only).

EXHIBIT NO.      DESCRIPTION                                                       PAGE
-----------      -----------                                                       ----
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

*4.2             Form of Current Interest Note due December 31, 1998

*4.3             Form of Capital Appreciation Note due December 31, 1998

**10.1           Loan and Security Agreement dated May 28, 1993
                          between Senate Acceptance Corporation and the Company


EXHIBIT NO.      DESCRIPTION                                                       PAGE
-----------      -----------                                                       ----
**10.2           $500,000 Promissory Note dated June 17,1993
                          executed by Senate Acceptance Corporation and
                          payable to the Company

**10.3           Loan and Security Agreement dated July 27, 1993
                          between All Florida Premium Finance, Inc. and the Company

**10.4           $1,000,000 Promissory Note dated July 27,1993
                          executed by All Florida Premium Finance, Inc. and
                          payable to the Company

**10.5           Loan and Security Agreement dated August 13, 1993
                          between Apple Premium Finance Service Company
                          and the Company

**10.6           $2,000,000 Promissory Note dated August 13,1993
                          executed by Apple Premium Finance Service Company
                          and payable to the Company

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

**10.10          $80,000 Promissory Note dated March 23, 1994
                          executed by G&W Asset Management, Inc. and
                          payable to Donald A. Wagley

**10.11          $20,000 Promissory Note dated March 23, 1994
                          executed by G&W Asset Management, Inc. and
                          payable to Priscilla J. Granese

****10.12        Loan and Security Agreement dated April 14, 1994
                          between R&R Financial Corporation and the Company

****10.13        $1,000,000 Promissory Note dated April 14,1994
                          executed by R&R Financial Corporation and payable
                          to the Company

****10.14        Loan and Security Agreement dated April 20, 1994
                          between South General Premium Finance, Inc. and the Company

****10.15        $1,000,000 Promissory Note dated April 20,1994
                          executed by South General Premium Finance, Inc.
                          and payable to the Company

EXHIBIT NO.      DESCRIPTION                                                       PAGE
-----------      -----------                                                       ----
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

*                         Incorporated by reference to the Company's
                          Registration Statement on Form SB-2 (File No.
                          33-53656-A)

**                        Incorporated by reference to the Company's Form
                          10-KSB for the fiscal year ending December 31, 1993
                          filed on March 30, 1994

***                       Incorporated by reference to the Company's Form
                          10-QSB for the quarterly period ending March 31, 1993

****                      Incorporated by reference to the Company's Form
                          10-QSB for the six month period ending June 30, 1994

(b)                       Reports on Form 8-K:

                                  No reports on form 8-K were filed during the
                          first quarter of the Company's fiscal year, 1996.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        G&W FINANCIAL CORPORATION


                                        By:\s\Donald A. Wagley, President
                                           -------------------------------------
                                               Donald A. Wagley, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this form 10-QSB was signed by the following persons in the capacities indicated on November 19, 1996.




Signature                               Title
---------                               -----
\s\Donald A. Wagley                     President and a Director (principal
------------------------------          executive officer)
Donald A. Wagley



\s\Priscilla J. Granese                 Vice President, Secretary, Treasurer
------------------------------          and a Director (principal financial
Priscilla J. Granese                    officer)