Form 10QSB
period 1996-06-30
G & W FINANCIAL CORP
filed 1996-11-21
CIK 893810

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

         (MARK ONE)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

         [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
                 ACT

         FOR THE TRANSITION PERIOD FROM               to
                                       ---------------   --------------

         Commission file number 33-53656A


                           G&W FINANCIAL CORPORATION
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              Georgia                                       58-2015438
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


            1800 Lake Park Drive, Suite 100, Smyrna, Georgia  30080
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

                      Yes                   No
                         ------------         ------------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000 shares of common stock

                           G&W FINANCIAL CORPORATION

                                 BALANCE SHEET
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (Unaudited)


                                                                             1996                        1995
                                                                             ----                        ----
                                           ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                                              $    93,224                $     8,663
    Accounts receivable                                                      2,145,152                          0
    Interest receivable                                                        205,590                  1,012,358
    Notes receivable (NOTES 3 AND 4)                                         6,645,758                 10,266,499
                                                                           -----------                -----------
         Total Current Assets                                                9,089,724                 11,287,520
                                                                           -----------                -----------

  OTHER ASSETS
    Debt issuance costs, net of accumulated amortization                       935,981                  1,117,085
                                                                           -----------                -----------
         Total Other Assets                                                    935,981                  1,117,085
                                                                           -----------                -----------

  TOTAL ASSETS                                                             $10,025,705                $12,404,605
                                                                           ===========                ===========

                              LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES
    Due to affiliate                                                       $         0                $   613,417

    Accrued interest payable                                                   224,500                    224,033

    Other accrued expenses                                                           0                      8,804
                                                                           -----------                -----------
         Total Current Liabilities                                             224,500                    846,254
                                                                           -----------                -----------

  LONG-TERM DEBT (NOTES 3 AND 4)                                            15,475,879                 15,217,074
                                                                           -----------                -----------

  TOTAL LIABILITIES                                                         15,700,379                 16,063,328
                                                                           -----------                -----------

  STOCKHOLDERS' DEFICIT
    Common stock, par value $.01 per share
       Authorized 10,000,000 shares
       Outstanding 10,000 shares                                                   100                        100
    Additional paid-in capital                                                  19,900                     19,900
    Deficit                                                                 (5,694,674)                (3,678,723)
                                                                           -----------                -----------
        Total Stockholders' Deficit                                         (5,674,674)                (3,658,723)
                                                                           -----------                -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $10,025,705                $12,404,605
                                                                           ===========                ===========

  See accompanying notes to financial statements.

                           G&W FINANCIAL CORPORATION

                            STATEMENTS OF OPERATIONS
           FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30,1996 AND 1995
                                  (Unaudited)


                                                    ---------------- 1996 ------ ------------- 1995 -------
                                                                     YEAR TO                     YEAR TO
                                                      QUARTER          DATE         QUARTER        DATE
                                                      -------         ------        -------      -------
  REVENUES
    Interest                                            410,522    $   913,497       411,211    $ 790,298
    Other income                                              0              0         1,000        2,220
                                                    -----------    -----------     ---------    ---------
         Total Revenues                                 410,522    $   913,497       412,211    $ 792,518
                                                    -----------    -----------     ---------    ---------

  OPERATING EXPENSES
    Interest                                            378,680        707,855       436,281      769,315
    Bad debt                                          1,052,159      1,989,829        31,611       31,611
    Amortization of debt issuance costs                  90,552        181,104        54,885      109,770
    General & administrative expenses                         0             15         3,790        3,800
    Professional fees                                    12,053         47,653        21,725       21,725
    Servicing fees                                            0              0       109,649      170,522
    Trustee fees                                              0          2,513         6,550        6,550
    Other                                                   478            479            43          211
                                                    -----------    -----------     ---------    ---------
         Total Operating Expenses                     1,533,922      2,929,448       664,534    1,113,504
                                                    -----------    -----------     ---------    ---------

  LOSS BEFORE INCOME TAXES                           (1,123,400)    (2,015,951)     (252,323)    (320,986)

  INCOME TAXES                                                0              0             0            0
                                                    -----------    -----------     ---------    ---------

  NET LOSS                                          $(1,123,400)   $(2,015,951)    $(252,323)   $(320,986)
                                                    ===========    ===========     =========    =========


  See accompanying notes to financial statements.

                           G&W FINANCIAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)


                                                                 1996             1995
                                                                 ----             ----
OPERATING ACTIVITIES
  Net loss                                                     $(2,015,951)     $(320,986)
  Adjustments to reconcile net loss to net cash
     provided by operating activities
        Amortization of debt issuance costs                        181,104        109,770
        Interest on capital appreciation notes                     258,805         79,057
        Bad debt reserves                                        1,786,340              0
        Changes in assets and liabilities:
          Increase in accounts receivable                       (2,145,152)             0
          Increase in interest receivable                          806,768         34,847
          Increase in due to affiliate                            (613,417)       (45,369)
          Increase in accrued interest payable                         467         89,628
          Decrease in other accrued expenses                        (8,804)       (21,883)
                                                               -----------      ---------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    (1,749,840)       (74,936)
                                                               -----------      ---------

INVESTING ACTIVITY
  Notes receivable (originations) repayments                     1,834,401     (4,830,141)
                                                               -----------      ---------

FINANCING ACTIVITIES
  Proceeds of long-term debt, net of placement costs                     0      4,354,566
                                                               -----------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                0      4,354,566
                                                               -----------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           84,561       (550,511)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                    8,663        918,777
                                                               -----------      ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                    $    93,224      $ 368,266
                                                               ===========      =========


See accompanying notes to financial statements.

                           G&W FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)


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

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements are presented on the going-concern basis of accounting which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and has a net capital deficit of $5.675 million at June 30, 1996. The financial statements included herein have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the audited financial statements.

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

                           G&W FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

NOTE 3 - NOTES AND INTEREST RECEIVABLE

     Notes receivable consist of six 12% revolving credit facility loans and two 14% revolving credit facility loan due from insurance premium finance companies. The maximum advances under the terms of the revolving credit facilities total $15,000,000. As of June 30, 1996, $6,645,758, net of
     $4,586,340 in bad debt reserves, has been advanced on these notes. The notes receivable are due on demand and are collateralized by certain invoices, insurance premium finance contracts and accounts receivable of the insurance premium finance companies. Additionally, the notes are personally guaranteed by the owners of the insurance premium finance companies. The note agreements provide for monthly servicing fees, in addition to contractual interest, of .50% (one half of one percent) (5 loans) and .33% (one third of one percent) (2 loans) of the aggregate outstanding balance. The insurance premium finance companies are required to deposit, into a Company controlled bank account, all collections on the financed insurance premium, interest earned plus any application fees, late fees, and other administrative fees. At June 30, 1996, the insurance premium finance companies owed the Company $205,590 for accrued interest and servicing fees. The Company has established bad debt reserves of $4,586,340 for various loans and general operating reserves. Of the reserves mentioned above, a $2 million reserve was booked at December 31, 1995 on loans to affiliated companies for the excess of the loan above the affiliates net equity. This reserve is for fair presentation of the Company as a stand alone corporation and is removed during consolidation with the parent company.

NOTE 4 - LONG-TERM DEBT

     At  June 30, 1996, long-term debt consisted of:

     Current Interest Notes to individual investors,
     which mature December 31, 1998                                                  $ 9,980,000

     Capital Appreciation Notes to individual investors,
     which mature December 31, 1998                                                    5,495,879
                                                                                     -----------

                                                                                     $15,475,879
                                                                                     ===========

     The Current Interest Notes require quarterly interest payments while the Capital Appreciation Notes require interest to be reinvested and compounded quarterly until maturity. Both notes bear interest at 3% above the five year U.S. Treasury Note, with a 9% minimum and a 12.5% maximum rate. The interest rates are set every six months. The interest rate changed to 9.0% on July 1, 1995 and remained at 9.0% on the subsequent rate setting date of January 1, 1996.

                           G&W FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 4 - LONG-TERM DEBT - continued

     The Notes are general obligations of the Company and are collateralized by the assets of the Company, including a specific assignment of notes receivable.

     The amount of compounded unpaid interest on the Capital Appreciation Notes included in long-term debt in the accompanying balance sheet at June 30, 1996 was $845,879.

NOTE 5 - LITIGATION

     The Company has two of its loans in litigation as of June 30, 1996. Both of these loans are currently in default and have been called by the Company. There is no way to estimate the amount of potential loss on these loans, but the company has established loss reserves of $771,073 for these loans. The current balances on these loans at June 30, 1996 are $1,007,324. There are no collections being received on these loans while litigation is in process. The Company does have a crime policy in place that may be used up to $500,000 per incident if theft is a issue in these lawsuits.

NOTE 6 - LOAN LOSSES AND PROVISION FOR LOSSES

     During 1996, the Company has taken an even more aggressive approach to loan evaluations and loss provisions based on two years of experience in loaning funds, knowledge gained from defaulted loans, lawsuits and the assistance of outside consultants. The competition in the premium finance industry over the last twelve months has driven the downpayment received by the premium finance companies significantly lower which in turn increases the potential for higher losses and more risk for the loans the Company has made with premium finance companies. Accordingly, the management is increasing reserves on the higher risk. The Company has established approximately $4,586,000 in reserves on both current and defaulted loans.

                           G&W ASSET MANAGEMENT, INC.

                           CONSOLIDATED BALANCE SHEET
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (Unaudited)


                                                                         1996                  1995
                                                                         ----                  ----
                             ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $   488,559          $   422,480
  Restricted Cash                                                          75,044                    0
  Accounts receivable                                                   1,275,502              764,318
  Due from affiliates                                                     307,989              170,484
  Premium finance notes receivable (NOTE 5)                             3,942,218            3,196,293
  Participation and other notes receivable (NOTE 6)                       744,425              581,338
  Interest receivable                                                     759,922            1,020,817
  Notes receivable (NOTES 4 & 8)                                        8,464,459           16,250,709
  Deferred offering costs                                                  52,780               31,446
                                                                      -----------          -----------
       Total Current Assets                                            16,110,898           22,437,885
                                                                      -----------          -----------

PROPERTY  AND EQUIPMENT
  Equipment under capital lease                                           214,128              214,128
  Furniture and fixtures                                                  303,877              301,194
  Less accumulated depreciation and amortization                         (277,015)            (238,165)
                                                                      -----------          -----------
       Total property and equipment                                       240,990              277,157
                                                                      -----------          -----------

OTHER ASSETS
  Debt issuance costs, net of accumulated amortization                  1,710,461            1,919,668
  Investments in and advances to partnerships                             841,733            1,385,571
  Other assets                                                             29,396               62,728
                                                                      -----------          -----------
       Total other assets                                               2,581,590            3,367,967
                                                                      -----------          -----------

TOTAL ASSETS                                                          $18,933,478          $26,083,009
                                                                      ===========          ===========

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $  (153,997)         $   299,591
  Participation note payable to affiliate                               1,681,441            1,819,441
  Due to affiliates                                                             0              672,500
  Accrued interest                                                        438,628              355,114
  Commissions payable                                                           0               11,200
  Unearned interest                                                       362,165                  113
  Current installment of obligation under capital lease                    30,966               30,966
  Current maturities of long-term debt (NOTE 7)                         2,315,210            2,564,210
                                                                      -----------          -----------
       Total Current Liabilities                                        4,674,413            5,753,135
                                                                      -----------          -----------

ACCRUED COMMISSIONS                                                        57,210              256,535
                                                                      -----------          -----------

NOTES PAYABLE TO STOCKHOLDERS (NOTE 3)                                     72,500               72,500
                                                                      -----------          -----------

OBLIGATIONS UNDER CAPITAL LEASE                                            85,057              104,624
                                                                      -----------          -----------

LONG-TERM DEBT (NOTE 7)                                                27,137,552           26,265,524
                                                                      -----------          -----------

STOCKHOLDERS' EQUITY (DEFICIT)  (NOTE 3)
  12% cumulative convertible preferred stock,
     $10 par value, (aggregate liquidation preference, including dividends in arrears, $2,744,000) authorized 5,000,000 shares,
     issued and outstanding 248,820 shares                              2,158,030            2,188,030
  Common stock, Class A, no par value, authorized
     5,000,000 shares, outstanding 3,019,910 shares (NOTE 9)               99,257               53,284
  Common stock, Class B, no par value, authorized
     5,000,000 shares, outstanding 79,640 shares (NOTE 9)                 397,029              212,738
  Additional paid-in capital                                              254,900              254,900
  Deficit                                                             (16,002,470)          (9,078,261)
                                                                      -----------          -----------
      Total Stockholders' Equity (Deficit)                            (13,093,254)          (6,369,309)
                                                                      -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $18,933,478          $26,083,009
                                                                      ===========          ===========

See accompanying notes to financial statements.

                           G&W ASSET MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)



                                                       --------------- 1996 ----   ----------- 1995 --------
                                                                     YEAR TO                     YEAR TO
                                                     QUARTER           DATE       QUARTER          DATE
                                                     -------         -------      -------        -------
REVENUES
  Interest                                           $  865,129     $1,944,720    $  946,384     $1,784,116
  Fees                                                  227,006        702,376       516,953        769,321
                                                     ----------    -----------    ----------     ----------
       Total Revenues                                 1,092,135      2,647,096     1,463,337      2,553,437
                                                     ----------    -----------    ----------     ----------

OPERATING EXPENSES
  Interest                                              829,005      1,607,211       846,144      1,513,113
  Amortization of private placement costs               159,042        318,084       135,312        274,454
  Bad debt                                            1,512,748      6,237,916        36,453         73,343
  Professional fees                                      41,845        109,140       113,080        113,080
  Depreciation and amortization                          19,425         38,850        20,956         43,027
  Marketing                                              54,666        126,224        99,840        161,495
  Salaries                                              225,959        452,735       313,963        590,944
  General and administrative                            199,657        360,974       284,730        441,390
  Service bureau expenses                                35,057         73,210        65,370         91,844
  Other                                                  41,573        121,961        41,912         81,063
                                                     ----------    -----------    ----------     ----------
       Total Operating Expenses                       3,118,977      9,446,305     1,957,760      3,383,753
                                                     ----------    -----------    ----------     ----------

LOSS BEFORE INCOME TAXES                             (2,026,842)    (6,799,209)     (494,423)      (830,316)

INCOME TAXES                                                  0              0             0              0
                                                     ----------    -----------    ----------     ----------

NET LOSS                                             (2,026,842)    (6,799,209)     (494,423)      (830,316)
                                                     ==========    ===========    ==========     ==========

See accompanying notes to financial statements.

                           G&W ASSET MANAGEMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)


                                                                     1996             1995
                                                                     ----             ----
OPERATING ACTIVITIES
  Net loss                                                          $(6,799,209)   $  (830,316)
  Adjustments to reconcile net loss to net cash
     used in operating activities
        Amortization                                                    318,084        274,454
        Depreciation                                                     38,850         43,027
        Bad debt reserves                                             5,552,691              0
        Interest on capital appreciation notes                          258,805        247,137
        Changes in assets and liabilities:
          Increase in accounts receivable                              (511,184)    (1,115,401)
          Decrease in due from affiliates                              (137,505)       583,683
          Decrease in interest receivable                               260,895       (181,967)
          Increase in other assets                                       33,332       (369,183)
          Increase in accounts payable and accrued expenses            (453,588)       287,800
          Increase in unearned interest                                 362,052        529,554
          Increase in due to affiliates                                (672,500)             0
          Increase in accrued interest                                   83,514         91,924
          Increase (Decrease) in accrued commissions                   (210,525)        87,481
                                                                    -----------    -----------
CASH USED IN OPERATING ACTIVITIES                                    (1,876,288)      (351,807)
                                                                    -----------    -----------

INVESTING ACTIVITIES
  Deferred offering costs                                               (21,334)       (45,388)
  Additions to property and equipment                                    (2,683)       (46,248)
  Participation notes receivable (origination) / reduction             (163,087)      (321,850)
  Premiun finance contracts origination                                (945,925)    (2,383,695)
  Notes receivable origination                                        2,433,559     (4,889,622)
  (Investments) receipts in partnerships                                543,838       (940,451)
                                                                    -----------    -----------

CASH USED IN INVESTING ACTIVITIES                                     1,844,368     (8,627,254)
                                                                    -----------    -----------

FINANCING ACTIVITIES
  Proceeds of long-term debt, net of placement costs                     48,212      7,459,589
  Proceeds of issuance of stock, net of costs
    of issuance and restricted proceeds                                 230,264              0
  Dividend payments                                                    (125,000)             0
  Principal payments on stockholder loans                                     0        (27,500)
  Principal payments under capital lease obligations                     19,567         19,413
                                                                    -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES                                   173,043      7,451,502
                                                                    -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               141,123     (1,527,559)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                       422,480      3,444,453
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                         $   563,603    $ 1,916,894
                                                                    ===========    ===========


See accompanying notes to financial statements.

                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

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


NOTE 2 - BASIS OF PRESENTATION

  The accompanying unaudited condensed financial statements are presented on the going-concern basis of accounting which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and has a net capital deficit of $13.09 million at June 30, 1996. The consolidated financial statements include the accounts of G&W Asset Management, Inc. and its wholly-owned subsidiaries, including G&W Financial Corporation (GWFC), a Securities and Exchange Commission (SEC) registrant. All significant intercompany balances and transactions have been eliminated in consolidation. GWFC makes an elimination entry of $2 million to remove booked reserves, on a stand alone basis, on the loans to affiliates for the loan amount in excess of the equity of the affiliate. The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to SEC rules and regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules or regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the Company's audited consolidated financial statements.

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

                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

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


NOTE 4 - NOTES RECEIVABLE - FINANCE COMPANIES

  Notes receivable consist of thirteen 12%, one 14%, and one 15.96% revolving credit facilities loans due from insurance premium finance companies. The maximum advances under the terms of the revolving credit facilities total $21,000,000. As of June 30, 1996, $14,717,149 gross, including $6,852,690 in bad debt reserves, has been advanced on these notes to non-affiliated companies. The notes receivable are due on demand and are collateralized by certain invoices, insurance premium finance contracts and accounts receivable of the insurance premium finance companies. Additionally, the notes are personally guaranteed by the owners of the insurance premium finance companies. The note agreements provide for monthly servicing fees, in addition to contractual interest, ranging from .00% (zero percent) to .50% (one half of one percent) of the aggregate outstanding balance. The insurance premium finance companies are required to deposit into a Company controlled bank account, all collections on the financed insurance premium, interest earned plus any application fees, late fees, and other administrative fees. At June 30, 1996, the insurance premium finance companies owed the Company $753,836 (net) for accrued interest and servicing fees.

NOTE 5 - PREMIUM FINANCE CONTRACTS

  Two of the Company's subsidiaries originate premium finance contracts directly with individuals over terms not exceeding 12 months at interest rates established by state jurisdictions. The risk of loss has been increased by the downward movement of upfront downpayments in the premium finance market. At June 30, 1996, the Company had contracts outstanding of $3,942,218 (net of bad debt reserves of $0.8 million), of which $1,865,849 was due from insurance companies. The change in reserves are due to the higher reserves for the lower downpayments caused by market competition less actual losses experienced.

                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 6 - PARTICIPATION NOTES RECEIVABLE

   Participation notes receivable consist of the Company's share of amounts due under certain participating loan agreements. These agreements are with two limited partnership affiliates. The Company has control and manages both partnerships. The Company has undivided participation interests in loans made by the partnerships. The participation consists of interest at 14% and service fees determined by funds advanced by the Company compared to the total amount advanced. The notes receivable are collateralized by insurance premium finance contracts and accounts receivable of the insurance premium finance companies. Additionally, the notes are personally guaranteed by the owners of the insurance premium finance companies. At June 30, 1996, there is $6,086 of accrued interest receivable on participation notes receivable.


NOTE 7 - LONG-TERM DEBT

     At  June 30, 1996, long-term debt consisted of:

     Current Interest 9% Notes to individual investors,
     interest payable quarterly which
     mature December 31, 1998                                    $   9,980,000


     Capital Appreciation 9% Notes to individual investors
     interest payable at maturity which
     mature December 31, 1998                                        5,495,879


     Recourse notes payable to individuals with interest payable monthly and principal due after sale and acceptance of the note agreement by the Company as follows:

           11% note, 36 mo. term (due 1996)                          2,063,210

           10% note, 36 mo. term (due 1997 - 1998)                     551,000

           12% note, 60 mo. term (due 1999 - 2000)                   2,644,184

           7.5% note, 12 mo. term, (due 1996)                           50,000


                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)



NOTE 7 - LONG-TERM DEBT - continued
-----------------------------------
      9% note, 24 mo. term, (due 1997)                                   $   487,000

      10% note, 36 mo. term, (due 1998)                                      379,000

      12% note, 60 mo. term, (due 2000)                                    2,690,350

      8% note, 12 mo. term, (due 1996)                                        17,000

      9% note, 24 mo. term, (due 1997)                                        25,000

      10% note, 36 mo. term, (due 1998)                                    1,236,000

      10% note, 60 mo. term, (due 2000 - 2001)                             1,716,400

      11% note, 72 mo. term, (due 2001 - 2002)                             1,980,000

     Other notes payable at various interest rates                           137,739
                                                                         -----------

                                                                          29,452,762

     Less current maturities                                              (2,315,210)
                                                                         -----------

                                                                         $27,137,552
                                                                         ===========

     The Current Interest Notes require quarterly interest payments while the Capital Appreciation Notes require interest to be reinvested and compounded quarterly until maturity. Both notes bear interest at 3% above the five year U.S. Treasury Note, with a 9% minimum and a 12.5% maximum rate. The interest rate at June 30, 1996 was 9.0%.

     The other notes were issued in private placements through NASD broker/dealers by the Company and are collateralized by a specific assignment of notes receivable.

     The notes are payable $2,315,210 in 1996, $803,000 in 1997, $17,196,699 in 1998, $1,125,000 in 1999, $5,875,934 in 2000 and $330,000 in 2001.

                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 8 - LITIGATION

  The Company was served with a new lawsuit filed against it during the third quarter of 1995. One of the premium finance companies to which the Company has a loan, filed a lawsuit in order to be released from the remainder of the loan to the Company. The Company anticipates the lawsuit to be withdrawn or settled. The balance outstanding on the loan in question is $160,252 plus interest. The Company has established a loss reserve for the full value of this loan as of June 30, 1996.

  One of the Company's subsidiaries has two of its loans in litigation as of June 30, 1996. Both of these loans are currently in default and have been called by the Company. The current balances on these loans at June 30, 1996 are $1,007,324. The Company has established bad debt reserves of over $750,000 for these loans. There are insignificant collections still being received on these loans although litigation is in process. The Company does have a crime policy in place that may be used up to $500,000 per incident if theft is an issue in these lawsuits.

  The Company and two of its limited partnerships (LP) have initiated legal proceedings seeking recovery against the holder of an outstanding loan due to the LP which is currently in default and in which the Company participates. The LP has obtained a default judgement against a guarantor of the debt, however, at this time the loan remains in default and the Company and its LP are continuing to pursue collection on the loan. At June 30, 1996, the aggregate outstanding balance was $4,495,668 of which the Company's participation share was $1,334,425. The Company has established reserves of over $500,000 of its participation, although it is currently unable to determine the amount of any potential loss which may arise as a result of this matter.


NOTE 9 - COMMON STOCK

  The Company's Board of Directors voted to approve a 1:0 to 1:42 reverse stock split effective for all Common A stock as of June 15, 1995. The stock split was done in conjunction with a common stock offering for Common A and B stock. The stock offering by the Company is for $6.50 a share for both A and B stock. The purchaser must purchase stock in units consisting of one share of A and four shares of B stock. As of June 30, 1996, the Company had sold $647,075, gross, of A and B stock. The table below illustrates the stock shares at December 31, 1994, after the reverse stock split on June 15, 1995 and as of June 30, 1996 after stock sales.

                          G & W ASSET MANAGEMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE 9 - COMMON STOCK  (continued)


                           6/30/96                         6/15/95                         12/31/94
                      Shares     Net Dollars         Shares        Dollars            Shares        Dollars
                     -------     -----------         ------        -------           ------         -------
     Class A         3,019,910      $ 99,257       3,000,000     $     100         4,250,000
                                                                                                   $     100

     Class B            79,640       397,029        -  0  -         -  0  -         -  0  -          -  0  -

  Each unit of common stock purchased is accompanied by a redeemable warrant to purchase two shares of class B stock. The warrants can be exercised anytime before December 31, 2000 at $8.25 per share. The warrants are redeemable at the option of the Company at $.50 each anytime after December 31, 1995. At June 30, 1996, there were 19,910 warrants outstanding from the regulation D common stock offering.

  The common stock offering was setup with a repurchase trust agreement for 18% of the amount raised. The trust is controlled by the Company and will be a restricted asset. Accordingly, $75,044 has been presented as restricted cash in the June 30, 1996 Balance Sheet.

NOTE 10 - 12% CUMULATIVE CONVERTIBLE PREFERRED STOCK

  As of June 30, 1996, the Company's preferred stock has accumulated dividends in arrears of approximately $172,000 and an additional accumulated liquidation preference, payable upon liquidation or redemption, of $96,500. Accordingly, the aggregate redemption price of the preferred stock is approximately $2,756,500.

NOTE 11 - LOAN LOSSES AND PROVISION FOR LOSSES

  During 1996, the Company has taken an even more aggressive approach to loan evaluations and loss provisions based on three years of experience in loaning funds, two years experience as a premium finance company, knowledge gained from defaulted loans and assistance from outside consultants. The competition in the premium finance industry has driven the downpayment rates significantly lower over the past 12 to 18 months. The results of the increased competition has been a higher risk of loss on contracts in order to stay competitive in the market. Accordingly, the management has established increased reserves for the results of the higher risk. The Company has established approximately $6,852,000 in reserves on loans and approximately $800,000 in reserves on premium finance contracts of affiliates.

                                     ITEM 2

     ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF G&W FINANCIAL CORPORATION

GENERAL

     Six Months Ended June 30,1996

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

      The Company and GWAM are both highly leveraged corporations. As of June 30, 1996, the Company held eight revolving credit facilities to premium finance companies. The Company's only source of revenue will be the interest, payments and service charges derived from the eight loans and other loans that it may originate(the "Loans"). The expenses of the Company will consist of the Allowed Expenses as that term is defined under the terms of the Indenture, which include (i) fees and expenses to the Trustee (Texas Commerce Bank), (ii) up to $30,000 per calendar quarter in administrative and operating expenses, (iii) servicing fees, (iv) any federal, state and local taxes and assessments, (v) bank service charges and account fees relating to the accounts set up under the Servicing Agreement among the Company, the Trustee and GWAM, the Servicer or pursuant to the Indenture, (vi) any legal or accounting fees for service with regard to Loan origination, and (vii) the cost of reports, certificates and opinions of attorneys and independent accountants required under the Indenture. The Servicing Agreement provides for GWAM to provide all services required to administer the Loans for which GWAM receives a monthly fee of 0.25% (one quarter of 1%) of the aggregate outstanding loan balances per month for the first $5,000,000 in aggregate loans and 0.33% (one third of 1%) per month on the aggregate loan balance over $5,000,000.

      For the six month period ended June 30,1996, the Company expensed no fees to GWAM pursuant to the terms of the Servicing Agreement. The earnings of the Company have been insufficient to cover interest payments to current interest noteholders and Allowed Expenses due to lawsuits and loan loss provisions established based on history of findings in the lawsuits and operations. GWAM has subordinated its rights to receive servicing fees and agreed to pay, for the moment, all general and administrative costs, to the extent current earnings remain insufficient to cover such costs. Any future reimbursement will come only from future income above the amount needed to repay the noteholders.

RESULTS OF OPERATIONS

     Six Months Ended June 30, 1996

     During the six month period ended June 30, 1996, the Company incurred a net loss of $2,015,951 on total revenues of $913,497 as compared to the same period in 1995 net loss of $320,986 on total revenues of $792,518. The increase in the June 30, 1996 net loss is primarily attributable to an $1,786,340 increase in the provision for possible loan losses. During 1996, the Company recorded additional allowances of $1,786,340 to increase the total to $4,586,340 in provisions for possible loan losses on loans in excess of $11,232,000 gross (including three loans in default). The Company is aggressively pursuing its legal remedies with respect to collection of these balances.

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

     The Company generated revenues of $913,497 for the six month period ended June 30, 1996 compared to $792,518 for the six month ended June 30, 1995. The increase of $120,979 or 15%, reflects the increase in the weighted average notes receivable balance outstanding during the first six months of 1996, which was funded during the debt issuance.

     Interest expense decreased to $707,855 for the six month period ended June 30, 1996 compared to $769,315 for the six month period ended June 30, 1995. The decrease is due to a reduction in the interest rate paid from 9.8% in June 1995 to 9.0% in June 1996.

     The total provision for loan losses increased to $4,586,340 at June 30, 1996 compared to $115,772 as June 30, 1995. The majority of the increase was in the fourth quarter of 1995 as discussed above. The increase during the six month period ended June 30, 1996 was $1,786,340. The increase was additional provisions against the defaulted loans and initial provisions against current loans based on more stringent evaluation with assistance of outside consultants.

     Management has determined it is necessary to be more aggressive with loan loss provisions based on two years of experience, the knowledge gained from the due process of attempting to recover defaulted loans and assistance of outside consultants. During 1996, the competitiveness of the premium finance industry has continued which has caused the default rates of the insured and insurance agents to increase. Accordingly, the Company continues to recognize the need for agressive pursuit of the defaulters in addtion to increasing its loss reserves by $1,786,340 in the first six months of 1996 for defaulted loans and current loans for future possible loan losses.

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

     Amortization of debt issuance costs increased to $181,104 for the six month period ended June 30, 1996 compared to $109,770 for the six month period ended June 30, 1995. The increase of $71,334 reflects increases in deferred debt issuance costs until March 30, 1995, when the offering closed.

     Servicing fees to the parent decreased to $0 for the six month period ended June 30, 1996 compared to $170,522 for the six month period ended June 30, 1995. The decrease is due to the parent company's subordination of its rights to fees until such time as the Company is sufficiently profitable to cover all prior losses and debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Six Months Ended June 30,1996

     During the six months ended June 30, 1996, the Company incurred a net loss of $2,015,951, had $1,749,840 in negative cash flow from operations and, as of June 30, 1996, had a net capital deficiency of $5,674,674. The Company's parent incurred a consolidated net loss of $6,799,209, had $1,876,228 in negative cash flow from its consolidated operating activities and, as of June 30,1996, had a consolidated net capital deficiency of $13,093,254. Management's plans in regard to these matters are discussed below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Cash used in operating activities was $1,749,840 for the six months ended June 30, 1996 compared to $74,936 for the six months ended June 30, 1995. The net loss for the six months ended June 30, 1996 was incurred principally as a result of the $1,786,340 non-cash provision for possible loan losses, $181,104 non-cash amortization and $258,805 non-cash deferred interest on capital appreciation notes.

     There was positive cash provided by investing activities of $1,834,401 for the six months ended June 30, 1996. The positive cash was largely due to collections on existing loans being closed out. As of June 30, 1995, the Company used cash in investing activities of $4,830,141 to fund new and existing loans.

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

     The Company has a commitment to fund $14.0 million in loans to insurance premium finance companies. At June 30,1996, the Company had advanced $11,232,098 under the credit facilities, including $4,184,572 to affiliates. It is anticipated that the Company can meet the demands of the insurance premium finance companies to fund loans to them as they originate premium finance contracts by taking proceeds from defaulted contracts and using those proceeds to meet the current contract demands.

     The loan portfolio of the company is collateralized by insurance premium finance contracts which finance non- standard auto insurance and other personal property lines of insurance. The Company, as a matter of policy, generally requires a minimum downpayment of at least 15%, restricts concentrations of insurance company underwriting policies to less than 20% for any one company of the total portfolio and only finances in states that have a state-sponsored recovery fund in order to reduce the risk of loss in the transaction. The state recovery funds provide a means for collection of unearned premiums from insurance companies that become insolvent.

CAPITAL RESOURCES

     The Company's primary source of capital is from proceeds generated from the placement of its Notes, through an active public registration placed by NASD broker/dealers to individual investors. The maximum aggregate offering price was $20,000,000 consisting of $10,000,000 under the Current Interest Notes and $10,000,000 under the Capital Appreciation Notes. As of June 30, 1996, the Company has raised $9,980,000 and $4,650,000 of the Current Interest and Capital Appreciation Notes, respectively. The offering was closed on March 30, 1995.

INFLATION

     The effect of inflation and the increase in interest rates have not adversely affected the Company in 1996. The per annum cost of the notes is 9.0% as of June 30, 1996 and the Company expects that rate to remain during 1996. The rates adjust semi-annually on January 1 and July 1 of each year based on the five-year U.S. treasury notes as quoted in the Wall Street Journal. The rate has a floor and a ceiling of 9.0% and 12.5%, respectively.

OUTLOOK FOR REMAINDER OF 1996

     The Company expects the remainder of the year to be very similar to the first six months of 1996. The competition in the premium finance industry has driven the downpayment rates significantly lower over the last twelve to eighteen months. During the six months ended June 30, 1996, the premium finance industry has continued the trend of lower downpayments which creates higher defaults by insureds and insurance agents. The Company will continue to aggressively scrutinize loss reserves and loans through the remainder of 1996 in an attempt to balance the earnings potential with the market risk. The Company does expect the interest rate to hold steady at 9.0%. The management of the Company and the parent company continues to look at all viable options to restructure the loans and obtain additional financing. Management is optimistic that they will be able to restructure, although, there is no guarantee that management will be able to achieve any of its financing options.

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

*4.2             Form of Current Interest Note due December 31, 1998

*4.3             Form of Capital Appreciation Note due December 31, 1998

**10.1           Loan and Security Agreement dated May 28, 1993 between Senate
                       Acceptance Corporation and the Company


EXHIBIT NO.      DESCRIPTION                                                                   PAGE
**10.2           $500,000 Promissory Note dated June 17,1993 executed by Senate
                       Acceptance Corporation and payable to the Company

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

****10.12        Loan and Security Agreement dated April 14, 1994 between R&R
                       Financial Corporation and the Company

****10.13        $1,000,000 Promissory Note dated April 14,1994 executed by R&R
                       Financial Corporation and payable to the Company

****10.14        Loan and Security Agreement dated April 20, 1994 between South
                       General Premium Finance, Inc. and the Company

****10.15        $1,000,000 Promissory Note dated April 20,1994 executed by
                       South General Premium Finance, Inc. and payable to the
                       Company


EXHIBIT NO.      DESCRIPTION                                                                   PAGE
****10.16        Loan and Security Agreement dated December 30, 1993
                       between American Premium Plan Service Corp.  and the
                       Company

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

*                      Incorporated by reference to the Company's Registration
                       Statement on Form SB-2 (File No. 33-53656-A)

** Incorporated by reference to the Company's Form 10-KSB for the fiscal year ending December 31, 1993 filed on March 30, 1994

*** Incorporated by reference to the Company's Form 10-QSB for the quarterly period ending March 31, 1993

**** Incorporated by reference to the Company's Form 10-QSB for the six month period ending June 30, 1994

     (b)               Reports on Form 8-K:

                           No reports on form 8-K were filed during the second
                       quarter of the Company's fiscal year, 1996.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   G&W FINANCIAL CORPORATION


                                  By:\s\Donald A. Wagley, President
                                     ---------------------------------
                                        Donald A. Wagley, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this form 10-QSB was signed by the following persons in the capacities indicated on November 19, 1996.




Signature                                         Title
---------                                         -----


\s\Donald A. Wagley                               President and a Director
------------------------------------              (principal executive officer)
Donald A. Wagley



\s\Priscilla J. Granese                           Vice President, Secretary,
--------------------------------------            Treasurer and a Director
Priscilla J. Granese                              (principal financial officer)