Form 10KSB40/A
period 1995-12-31
G & W FINANCIAL CORP
filed 1996-12-09
CIK 893810

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

        This Amendment is being filed solely to include the Financial
           Data Schedules required under Item 601 of Regulation S-B

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