Form 10QSB/A
period 1996-03-31
G & W FINANCIAL CORP
filed 1997-01-21
CIK 893810

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                              Amendment No. 1 to
                                 FORM 10-QSB


(Mark One)

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

                                      OR

/ /    Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from          to
                               ---------  ---------

Commission file number 33-53656A


                          G&W FINANCIAL CORPORATION
      (Exact Name of Small Business Issuer as Specified in Its Charter)

            Georgia                                      58-2015438
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

                     Yes                     No
                        ---------              ---------

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

                                        G&W FINANCIAL CORPORATION

                                        By: /s/ Donald A. Wagley, President
                                           --------------------------------
                                                Donald A. Wagley, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this form 10-QSB was signed by the following persons in the capacities indicated on January 21, 1997.


Signature                                  Title
---------                                  -----

/s/ Donald A. Wagley                       President and a Director (principal
------------------------                   executive officer)
Donald A. Wagley


/s/ Priscilla J. Granese                   Vice President, Secretary, Treasurer
------------------------                   and a Director (principal financial
Priscilla J. Granese                       officer)