Form 10QSB/A
period 1996-06-30
G & W FINANCIAL CORP
filed 1997-01-21
CIK 893810

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              Amendment No. 1 to
                                 FORM 10-QSB

(MARK ONE)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

                                      OR

/ /     Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from                to
                              ----------------  ----------------

Commission file number 33-53656A


                          G&W FINANCIAL CORPORATION
      (Exact Name of Small Business Issuer as Specified in its Charter)


                 Georgia                                  58-2015438
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


        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes                     No
                                   --------               --------

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000 share of common stock

This Amendment is being filed solely to include the Financial Data Schedules required under Item 601 of Regulation S-B

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



Signature                                       Title
---------                                       -----


/s/ Donald A. Wagley                            President and a Director
-------------------------                       (principal executive officer)
Donald A. Wagley


/s/ Priscilla J. Granese                        Vice President, Secretary,
-------------------------                       Treasurer and a Director
Priscilla J. Granese                            (principal financial officer)