Form 10QSB/A
period 1996-09-30
G & W FINANCIAL CORP
filed 1997-01-21
CIK 893810

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                              Amendment No. 1 to
                                 FORM 10-QSB

(Mark One)

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

                                      OR

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to
                               ----------   -------------

Commission file number 33-53656A

                           G&W FINANCIAL CORPORATION
       (Exact Name of Small Business Issuer as Specified in Its Charter)

            Georgia                                       58-2015438
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


           1800 Lake Park Drive, Suite 100, Smyrna, Georgia  30080
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

                     Yes                       No
                        -------------             ------------


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


                                    G&W FINANCIAL CORPORATION


                                    By:\s\Donald A. Wagley, President
                                       ------------------------------
                                          Donald A. Wagley, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this form 10-QSB was signed by the following persons in the capacities indicated on January 21, 1997.

Signature                          Title
---------                          -----

\s\Donald A. Wagley                President and a Director (principal executive
------------------------------     officer)
Donald A. Wagley


\s\Priscilla J. Granese            Vice President, Secretary, Treasurer and a
------------------------------     Director (principal financial officer)
Priscilla J. Granese